Form 10-Q
period 2009-06-30
National Golf Emporium, Inc.
filed 2009-08-04
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NATIONAL GOLF EMPORIUM, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-156069
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

25188 Genesee Trail Road, #250, Golden, Colorado 80401
 (Address of Principal Executive Offices)
 _______________

     303-501-8600
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 3, 2009:  5,542,750 shares of common stock.

NATIONAL GOLF EMPORIUM, INC.

FORM 10-Q

June 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of	As of
ASSETS	June 30, 2009	September 30, 2008
	(Unaudited)
CURRENT ASSETS
Cash	$1,324	$54,226
Total Current Assets	1,324	54,226

PROPERTY AND EQUIPMENT, NET	15,163	-

OTHER ASSETS
Security deposit	500	-

TOTAL ASSETS	$16,987	$54,226

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$18,379	$1,114
Note payable	-	1,000

TOTAL LIABILITIES	18,379	2,114

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY/DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
5,542,750 and 5,542,750 shares issued and outstanding, respectively	5,543	5,543
Additional paid-in capital	63,954	54,732
Accumulated deficit during development stage	(70,889)	(8,163)

TOTAL STOCKHOLDERS' EQUITY/DEFICIENCY	(1,392)	52,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY	$16,987	$54,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months	For The Nine Months	For The Period April 25, 2008	For The Period April 25, 2008
	ended	ended	(Inception)	(Inception)
	June 30, 2009	June 30, 2009	to June 30, 2008	to June 30, 2009

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	16,839	49,584	1,914	51,747
Depreciation	920	920	-	920
Salary Expense	2,880	8,640	-	13,640
Rent	1,500	3,582	-	4,582
Total Expenses	22,139	62,726	1,914	70,889

LOSS FROM OPERATIONS (BEFORE TAXES)	(22,139)	(62,726)	(1,914)	(70,889)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(22,139)	$(62,726)	$(1,914)	$(70,889)

NET LOSS PER SHARE,
BASIC AND DILUTED	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,542,750	5,542,750	5,007,879

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY
From APRIL 25, 2008 (INCEPTION) TO JUNE 30, 2009
(Unaudited)

						Accumulated
						Deficit	Total
					Additional	During	Stockholders'
					Paid-in	Development	Equity/
	Preferred Stock		Common Stock		Capital	Stage	Deficiency

Balance, April 25 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.001 per share	-	-	5,000,000	5,000	-	-	5,000

Stock issued for cash at $0.10 per share	-	-	542,750	543	53,732	-	54,275

In kind contribution of office expenses	-	-	-	-	1,000	-	1,000

Net loss for the period Inception to September 30, 2008	-	-	-	-	-	(8,163)	(8,163)

Balance, September 30, 2008	-	-	5,542,750	5,543	54,732	(8,163)	52,112

In kind contribution of services	-	-	-	-	2,911	-	2,911

In kind contribution of office expenses	-	-	-	-	582	-	582

Net loss for the three months ended December 31, 2008	-	-	-	-	-	(33,432)	(33,432)

Balance, December 31, 2008	-	-	5,542,750	5,543	58,225	(41,595)	22,173

In kind contribution of services	-	-	-	-	2,849	-	2,849

Net loss for the three months ended March 31, 2009	-	-	-	-	-	(7,155)	(7,155)

Balance, March 31, 2009	-	-	5,542,750	5,543	61,074	(48,750)	17,867

In kind contribution of services	-	-	-	-	2,880	-	2,880

Net loss for the three months ended June 30, 2009	-	-	-	-	-	(22,139)	(22,139)

Balance, June 30, 2009	-	$-	5,542,750	$5,543	$63,954	$(70,889)	$(1,392)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months	For The Period April 25, 2008	For The Period April 25, 2008
	ended	(Inception)	(Inception)
	June 30, 2009	to June 30, 2008	to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,726)	$(1,914)	$(70,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	920	-	920
In-kind contribution of office expenses	-	-	1,001
In-kind contribution of services	9,221	-	9,221
Changes in Assets and Liabilities
Security deposit	(500)	-	(500)
Increase in accounts payable	17,266	914	18,379
Net cash used in operating activities	(35,819)	(1,000)	(41,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(16,083)	-	(16,083)
Net cash used in investing activities	(16,083)	-	(16,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loan Payable	(1,000)	-	(1,000)
Proceeds from Loan Payable	-	1,000	1,000
Proceeds from issuance of common stock	-	4,000	59,275
Net cash provided by (used in) financing activities	(1,000)	5,000	59,275

NET INCREASE (DECREASE) IN CASH	(52,902)	4,000	1,324

CASH, BEGINNING OF PERIOD	54,226	-	-

CASH, END OF PERIOD	$1,324	$4,000	$1,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2009

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

NATIONAL GOLF EMPORIUM, INC. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 25, 2008  The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items. Activities during the development stage include developing the business plan and raising capital.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended June 30, 2009 and September 30, 2008, the Company paid $15,000 and $0, respectively, to develop its website.

(E) Property and Equipment

Property and equipment are recorded at cost.  Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is set at five years for computing equipment and vehicles and seven years for office equipment.  Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2009

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2009 and June 30, 2008 there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Revenue Recognition

Revenue from support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectability is reasonably assured.  Revenue from telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

(J) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2009

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $41,868 from inception, and has a net loss since inception of $70,889. In addition, as of June 30, 2009, there is a working capital deficiency of $17,055. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3   PROPERTY AND EQUIPMENT

At June 30, 2009 and September 30, 2008 property and equipment is as follows:

	June 30, 2009	September 30, 2008

Website costs	$15,000	$-
Computer Equipment	1,083	-
Accumulated Depreciation	(920)	-
	$15,163	$-

As of June 30, 2009 and September 30, 2008 the depreciation expense was $920 and $0 respectively.

NOTE 4   STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the period ending September 30, 2008, the Company issued 5,000,000 shares of common stock to its founder for services rendered which were valued to be $5,000 ($0.001 per share)  (See Note 5).

During the period ending September 30, 2008, the Company issued 542,750 shares of common stock for cash of $54,275 ($.10 per share).

(B) In-kind Contribution of Office Expenses and Services

During the quarter ending December 31, 2008, the Company’s president contributed office space with a fair value of $582 (See Note 5).

During the period ending September 30, 2008, the Company’s president contributed office space with a fair value of $1,000 (See Note 5).

During the quarter ending December 31, 2008 the Company’s president contributed services on behalf of the Company with a fair value of $2,911 (See Note 5).

During the quarter ending March 31, 2009, the Company’s president contributed services on behalf of the company with a fair value of $2,849 (See Note 5).

During the quarter ending June 30, 2009, the Company’s president contributed services on behalf of the company with a fair value of $2,880 (See Note 5).

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2009

NOTE 5   RELATED PARTY TRANSACTIONS

During the period ending September 30, 2008, the president of the Company received 5,000,000 shares of common stock for services rendered valued at $5,000 (See Note 4(A)).

During the quarter ending December 31, 2008, the Company’s president contributed office space on behalf of the company with a fair value of $582 (See Note 4(B)).

During the quarter ending December 31, 2008 the Company’s president contributed services on behalf of the Company with a fair value of $2,911 (See Note 4(B)).

During the quarter ending March 31, 2009, the Company’s president contributed services on behalf of the company with a fair value of $2,849 (See Note 4(B)).

During the quarter ending June 30, 2009, the Company’s president contributed services on behalf of the company with a fair value of $2,880 (See Note 4(B)).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We were incorporated under the laws of the State of Nevada on April 25, 2008. We were organized to create an on-line golf equipment retail store focus on the sale of golf equipment and related items. Our goal is to become a company that provides a full range of golf-related products, services and information to golfers and enables other golf businesses to better serve their customers and take advantage of additional revenue opportunities within the worldwide golf market. Our strategy is to build our strategic relationships and Internet-related technologies, to further develop our services.

Plan of Operations

We intend to develop relationships with various third-party suppliers of brand name merchandise such as Callaway, Taylor Made, Adams and Titleist, which our management believes is the key to maintaining the strong customer relationships. Additionally, we will continue seeking to build our service operation of providing golfers and golf relaters with an on-line marketplace for the sale of golf and golf-related products.

We plan to grow our business through the acquisition of one or more companies engaged in similar business, in particular on-line operations focusing on golf and golf-related products. We will seek to acquire such companies to maximize the potential operating synergy and scale, including, but not limited to, price discounts and payment terms. There can be no assurance that we will be able to successfully any such acquisition.

Our goal is to become a company that provides a full range of golf and golf-related products, golf-related news and information, and e-commerce solution for companies in other golf-related business, and to take advantage of additional revenue opportunities within the international gold market.  Our strategy is to build our strategic relationships and internet-related technologies to further develop our services.

Result of Operations

For the three months ended June 30, 2009 our total operating expenses were $22,139 compared to total operating expenses $62,726 for the nine months ended June, 2009.  This increase was due to an increase in general and administrative fees and specifically in professional fees paid in the process of us filing this registration statement with the SEC.  Our net loss for the three months ended June 30, 2009 was ($22,139) compared to a net loss of ($62,726) for the nine months ended June 30, 2009 due to the increase in professional fees.

For the period April 25, 2008 (inception) through June 30, 2008 our total operating expenses were $1,914.  Our net loss for period April 25, 2008 (inception) through June 30, 2008 was ($1,914).

Capital Liquidity and Resources

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $41,868 from inception, and has a net loss since inception of $70,889. In addition, as of June 30, 2009, there is a working capital deficiency of $17,055. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We do not believe that our current cash and the cash flow we will generate from operations will be sufficient to sustain current level operations for at least the next twelve months. Therefore we will have the need for additional cash requirements during this time. If we require additional cash for our business we will attempt to raise additional funds by way of a public or private offering of equity securities or through a debt financing. To date we have not taken any steps to raise additional funds other than our initial offering. We believe that we will be able to raise sufficient funds in the event that funding is required to pursue our business over the next 12 months. However we have no basis for this belief and have had no communications with any potential investor regarding providing us with this financing over the next 12 months. In the event that our expected cash flow is not sufficient and we are not able to raise additional funds we may not be able to pursue our plan of operations as set forth above. Specifically we may not be able to market our website in the United States and through traditional sources such as a mix of media including newspaper and magazines, text links, e-mail newsletters and trade magazines. This would significantly hinder our ability to grow our business.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GOLF EMPORIUM, INC.

Date: August 3, 2009	By:	/s/ Bryan Sawarynski
Bryan Sawarynski
President, Chief Executive Officer, Principal Financial Officer, Chairman of the Board of Directors