Form 10-K
period 2009-09-30
National Golf Emporium, Inc.
filed 2009-11-16
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-156069

NATIONAL GOLF EMPORIUM, INC.
(Exact name of issuer as specified in its charter)

Nevada	26-2818699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25188 Genesee Trail Road, #250 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303-501-8600

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of November 13, 2009, the registrant had 81,483,250 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I
Item 1.         Description of Our Business

We were incorporated under the laws of the State of Nevada on April 25, 2008. We were organized to create an on-line golf equipment retail store focused on the sale of golf equipment and related items. Our goal is to become a company that provides a full range of golf-related products, services and information to golfers and enables other golf businesses to better serve their customers and take advantage of additional revenue opportunities within the worldwide golf market. Our strategy is to build our strategic relationships and Internet-related technologies.

Electronic Commerce- The Internet is an increasingly significant medium for communication, information exchange and commerce. We believe that growth in Internet usage is being fueled primarily by easier and cheaper access to the Internet and improvements in network security, infrastructure and bandwidth. We believe that these trends are also helping to fuel the growth and consumer acceptance of online commerce.

The Market Opportunity

Golfers are an appealing demographic group, in terms of income and purchasing power, to target as a business opportunity. Because the worldwide golf market is large and highly fragmented, we believe that we have a considerable opportunity to tap into additional sources of revenue such as commissions from selling greens fees, golf related travel, golf instruction, business to business solutions and catalog sales. To succeed, we need to provide extensive product selection, multiple distribution options, detailed product information and other value-added services while aggregating all aspects of the golf experience in a single easy to access location.

Our goal is to provide a full range of golf-related products, services, and information to golfers and to enable other golf businesses to better serve their customers. We believe that once we have completed our website and commenced operations, we will be positioned to take advantage of the market opportunities by utilizing our website for our products and services.  We expect our website to be completed with all functions by July 1, 2009. Once it is completed we will continuously update the website and seek to improve our customer service throughout the life of the business.

BUSINESS STRATEGY

Our three part strategy includes creating our online community, creating and developing industry relationships and utilizing traditional distribution channels. Our website will be a fully functional business to consumers and golf retail portal. By building our online presence, and at the same time seeking opportunities to commence our operations in the traditional market, we believe that we can successfully become a recognized single source for the sale of golf-related merchandise, services and information to consumers, and businesses. The principal elements of our business strategy are:

•
Creating our online community and sales. We will build an online golf community and golf e-tailing sites on the Internet. Our website, www.nationalgolfemporium.com, will offer a wide variety of golf products and services. We will build an online community by providing additional opportunities to participate in the world of golf. Our online capabilities will enable us to provide management and ordering services to our business-to-business clients. We will consistently strive to improve and update our website and expand the products, services and information sources to our members.

•
Creating and developing strategic industry relationships. Our President has a noteworthy history and period of experience in the world of management and athletics. He received his Bachelor of Science degree in Sports Management at Bellevue University in Bellevue, Nebraska. During and after college, he participated in soccer as a player and a coach. He also has been employed by Nordstrom Credit in Englewood, Colorado, as manager in the credit services area and in the facilities management department. We believe that such history and experience gives him unique relationships with manufacturers, suppliers, distributors, golf professionals, the media and others active in the golf industry. We believe that these relationships give us a distinct advantage over our competitors, give us credibility in the market place, and give us access to golf industry markets, manufacturers and media.

•	Creating our traditional distribution channels. By creating and developing our distribution channels, we believe that we will have a strategic advantage over our competitors because:

	•	we will have buying power and leverage with key manufacturers and suppliers;

	•	our distribution capabilities will be cost effective and allow us to distribute products effectively at a very competitive cost; and

	•	we will provide customers with convenient access to customer support services such as returns, repairs, testing and trial, or exchanges online.

The service contract for the creation of our basic website has been fully performed and the costs relative thereto have been fully paid.  We have contacted the major golf equipment manufacturing companies related to meeting the parameters of our business plan.  We will rely on information from the manufacturers to assist us in modifying our basic website. We believe modification of our basic website will require minimal work and we intend to pay for such work on an hourly, as-needed basis.  Our website will include the features described herein.  At such time that the website is functional, we will be able to begin operations and generate revenue.

Strategic Relationship

We will engage in several key strategic relationships to increase our access to all golfers, build brand recognition, operate an efficient business system, and provide highly desirable golf products and services.

Business to Business Solutions. We will seek to develop the ability to offer a wider variety of products and services to their customers or members through our website. We will provide these businesses the opportunity to increase their sales and other competitively priced products and services. We will tailor our offerings to include only those products that the business customer chooses to offer which allows them to focus on those products with the highest return.

Customer Service

Customer service and satisfaction are important facets to our success and business strategy. We believe that it is important for us to focus on customer service. We will monitor all online orders from the time they are placed through delivery by providing numerous points of electronic, telephone and personal communication to customers. We will promptly confirm all online orders and shipments. All non-custom products will be shipped within one day of being ordered. We generally will not charge for shipping and handling. For custom fit club orders our goal will be to fill those orders within 10 to 14 days. We will provide our customers with an informed source of expertise, over our toll free customer service telephone line and/or our website, to assist them in selecting golf clubs and products.

Payments

We will have a shopping cart on the website. We will be able to accept payments by credit cards including Visa, Master Card, American Express, Discover Card and bank debit cards. Payment for our services will be handled by a secure payments processing service. We plan on utilizing the VeriSign service.

Marketing

Our marketing strategy is designed to attract individual and business customers to shop online, purchase business services, convert browsers to buyers, meet or exceed customer expectations, drive loyalty and repeat purchases while building enduring brand equity. We will regularly follow up with our customers to ask them how they enjoyed shopping at our website. We intend to develop our brand with the execution of an integrated marketing campaign that includes the following:

•
Advertising. Our advertising will be designed to build brand equity, create awareness, and generate initial purchases of our services or merchandise. We will utilize a mix of media including newspaper and magazines, text links and e-mail newsletters.

•
Strategic Online Marketing Relationships. We will seek to identify a select group of e-commerce companies, and develop relationships with companies who we believe attract buyers more likely to shop for golf products online.  On January 3, 2009 we entered into a website project design contract with DanSites for the purpose of designing our website for a total fee of $15,000. In accordance with our agreement with DanSites we were required to supply DanSites with complete text and graphics content for our website within 45 days or the entire deposit amount could retained by DanSites as liquidated damages and the contract would become null and void. We provided DanSites with the text and graphics in a timely manner.

•
Affiliate Marketing. Our affiliate marketing effort will be designed to develop our relationship with golf customers and build our customer base. We plan on partnering with some of the leading Internet portals and companies to drive traffic to our site. In addition, we will seek to partner with non-traditional affiliates on the Internet such as various charities and organizations such as alumni organizations about serving as the golf pro-shop on their sites. In turn these charitable and not-for-profit organizations can obtain an inexpensive way to create brand identity and will be able to earn an affiliate fee that can be used to fund these organizations.

•
Direct Marketing. We will explore non-traditional Internet methods of advertising such as direct marketing through mailing lists. We plan on using mailing lists and other methods to reach out to consumers who are hesitant to buy over the Internet but would feel comfortable calling a toll free number.

The current economic downturn is negatively affecting consumer spending worldwide and specifically in the United States. While we believe this creates a greater uncertainty about our business prospects we remain optimistic the golf demographic has a strong purchasing capability. With our direct-to-consumer business model we believe we have a cost advantage over our retail competitors. In the current economic climate, golf enthusiasts are likely to seek lower cost equipment purchases mitigating the negative economic impact.

Current Operations

To date we have established an office and purchased a computer.  In addition, we have taken steps to control our initial estimate for office costs to begin operations, such as entering into a sublease for office space that includes a computer printer, copier, phone system and a shared receptionist.  We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

Our President has contacted various manufacturers, suppliers, distributors and golf professionals for information regarding costs for goods; to qualify as, and to apply for, manufacturer representatives; for permission to add links of the manufacturers to our website; and, for information to schedule meetings at their convenience.  The golf industry trade shows are generally scheduled in the first and fourth quarters of the calendar years.  Our President plans to attend upcoming golf industry trade shows in the near future to make contacts beneficial to the Company.As suppliers, manufacturers and distributors are added and as we start to build and expand our customer database, we will have to continually update our website.

Competition

We are subject to extensive competition from numerous competitors. Many of our competitors have substantially greater financial, distribution and marketing resources. In addition, many of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability.

 We believe golfers make their purchase decisions based on price, the feel of equipment, word-of-mouth and magazines or other advertisements. We believe that our ability to compete depends upon many factors, including:

•	the market acceptance of our online store and services;

•	the success of our sales and marketing efforts;

•	the performance and reliability of our services;

•	the price of our products; and,

•	the effectiveness of our customer service and support efforts.

Our main competitors for the sale of golf equipment and related merchandise are:

•
Golf Pro Shops. Traditionally golf pro shops lose money on a yearly basis due to the fact that they cannot offer the price, selection or availability of merchandise we are hopeful of offering. Many PGA professionals that own and staff the pro shops do not have the merchandising experience to manage inventory in a manner that will always provide consumers with a wide variety of the latest in golf equipment, apparel and services. Our ability to offer a wide variety of golf equipment and supplies combined with our online services distinguishes us from our competitors with this sector of the retail market.

•
Sporting Goods Retailers. We will compete with large sporting goods retailers such as The Sports Authority, Dick’s Sporting Goods and the Sports Chalet. Although these companies have websites, their online product offering often mirrors the limited selection of their retail stores.

•
Discount Golf Shops. We will compete directly with discount golf retailers such as Nevada Bobs and Edwin Watts. We believe that the discount golf sector accounts for a majority of yearly golf equipment sales. In addition, our online prices are generally cheaper than those offered at these discount stores which do not include the significant potential savings due to the limitation of sales tax on the sale of goods over the Internet. As a result, such savings can be as high as an additional 8.5% in some states. In addition, we will generally not charge customers for shipping and handling.

•
Online Golf Retailers. Internet retailers can be classified into two categories. The first includes pure Internet golf e-tailers. The majority of these golf e-tailers are only focused on the consumer market. In addition, many of these e-tailers do not have direct supply relationships with the manufacturers and are forced to source goods from other retailers and pro-shops. The second group of Internet e-tailers includes the multi sport e-tailers. Similar to brick and mortar sporting goods retailers, these companies do not offer the selection of merchandise since they have to cater to the interests of other sports enthusiasts that visit their site.

Item 2.         Description of Property.

Our principal executive offices are located 25188 Genesee Trail Road, #250, Golden, Colorado 80401 and our telephone number is 303-501-8600. On January 1, 2009 we entered into a sublease with Debit Card Loans, LLC for these premises at $500.00 per month for a term of two (2) years.

Item 3.         Legal Proceedings.

In the normal course of our business, we may periodically become subject to various lawsuits. However, currently there are no legal proceedings pending or threatening against us.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded on the OTC Bulletin Board under the ticker symbol “GLFZ”, since July 8, 2009. On August 18, 2009, the Company's Board of Directors declared a twenty three-for-one stock split to be effected in the form of a stock dividend.  The new ticker symbol is “NGLF”.  However, we can provide no assurance that our shares of common stock will be actively traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders

As of November 13, 2009 in accordance with our transfer agent records, we had 35 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

On August 18, 2009, the Company's Board of Directors declared a twenty three-for-one stock split to be effected in the form of a stock dividend.  The Company changed retained earnings $7,794,050 for the fair value of the stock on the date of declaration.  The stock split was distributed on September 1, 2009 to shareholders of record as of September 1, 2009.  All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Item 6.         SELECTED FINANCIAL DATA.

Not applicable.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We plan to grow our business through acquisitions that may enhance our business. We will seek to acquire such companies to maximize the potential in appropriate fields of business. There can be no assurance that we will be able to successfully complete any such acquisitions or that such acquisitions will be profitable for us.

Our goal is to become a company that provides a full range of golf and golf-related products, golf-related news and information, and e-commerce solution for companies in other golf-related business, and to take advantage of additional revenue opportunities within the international golf market.  Our strategy is to build our strategic relationships and internet-related technologies to further develop our services.

Result of Operations

For the year ended September 30, 2009 our total operating expenses were $82,478 compared to total operating expenses $8,163 for the period from April 25, 2008 (inception) to September 30, 2008.  This increase was due to an increase in general and administrative fees and specifically in professional fees paid in the process of us filing this registration statement with the SEC.  Our net loss for the year ended September 30, 2009 was ($82,478) compared to a net loss of ($8,163) for the period from April 25, 2008 (inception) to September 30, 2008 due to the increase in professional fees related to being a reporting company in 2009.

For the period April 25, 2008 (inception) through September 30, 2009 our total operating expenses were $90,641.  Our net loss for period April 25, 2008 (inception) through September 30, 2009 was ($90,641).

Capital Liquidity and Resources

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $46,825 from inception, and has a net loss since inception of $90,641.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We do not believe that our current cash and the cash flow that we will generate from operations will be sufficient to sustain our current level operations for at least the next twelve months. Therefore we will have the need for additional cash requirements during this time. If we require additional cash for our business we will attempt to raise additional funds by way of a public or private offering of equity securities or through debt financing. To date we have not taken any steps to raise additional funds other than our initial offering. We believe that we will be able to raise sufficient funds in the event that funding is required to pursue our business over the next 12 months. However we have no basis for this belief and have had no communications with any potential investor regarding providing us with this financing over the next 12 months. In the event that our expected cash flow is not sufficient and we are not able to raise additional funds we may not be able to pursue our plan of operations as set forth above. Specifically we may not be able to market our website in the United States and through traditional sources such as a mix of media including newspaper and magazines, text links, e-mail newsletters and trade magazines. This would significantly hinder our ability to grow our business.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Conditional No. 860 - Transfers and Servicing FASBASC NO. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Conditional No. 810 Consolidations FASB ASC No. 810 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC No. 801 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 801 will have on its financial statements.

 In June 2009, the FASB issued FASB Accounting Standards Conditional No. 105-GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105 . All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 did not have any effect on our financial statements.

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

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates. We do not undertake any specific actions to limit those exposures.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2009, THE PERIOD ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD APRIL 25, 2008 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FROM APRIL 25, 2008 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2009, THE PERIOD ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD APRIL 25, 2008 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGES	F-6 – 10	NOTES TO FINANCIAL STATEMENTS

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
National Golf Emporium, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of National Golf Emporium, Inc. (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended September 30, 2009, the period April 25, 2008 (Inception) to September 30, 2008 and the period from April 25, 2008 (Inception) to September 30, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of National Golf Emporium, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the year ended September 30, 2009, the period April 25, 2008 (Inception) to September 30, 2008 and the period from April 25, 2008 (Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no operations, used cash in operations of $46,825 from inception, and has a net loss since inception of $90,641. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 3, 2009

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of	As of
ASSETS	September 30, 2009	September 30, 2008

CURRENT ASSETS
Cash	$509	$54,226
Total Current Assets	509	54,226

PROPERTY AND EQUIPMENT, NET	13,858	-

OTHER ASSETS
Security deposit	500	-

TOTAL ASSETS	$14,867	$54,226

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$23,958	$1,114
Notes Payable	9,142	1,000

TOTAL LIABILITIES	33,100	2,114

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 81,483,250 and 5,542,750 shares issued and outstanding, respectively	81,484	5,543
Additional paid-in capital	7,784,974	54,732
Accumulated deficit during development stage	(7,884,691)	(8,163)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)	(18,233)	52,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)	$14,867	$54,226

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
	For the Year	For The Period	For The Period
	Ended	April 25, 2008 (Inception)	April 25, 2008 (Inception)
	September 30, 2009	to September 30, 2008	to September 30, 2009

REVENUES	$-	$-	$-

EXPENSES
General and administrative	63,620	2,163	65,783
Depreciation	2,225	-	2,225
Salary Expense	11,551	5,000	16,551
Rent	5,082	1,000	6,082
Total Expenses	82,478	8,163	90,641

LOSS FROM OPERATIONS (BEFORE TAXES)	(82,478)	(8,163)	(90,641)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(82,478)	$(8,163)	$(90,641)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,653,091	119,121,185

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
From APRIL 25, 2008 (INCEPTION) TO SEPTEMBER 30, 2009

						Accumulated
						Deficit
					Additional	During	Total
					Paid-in	Development	Stockholders'
	Preferred Stock		Common Stock		Capital	Stage	Equity/(Deficiency)

Balance, April 25 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.001 per share	-	-	5,000,000	5,000	-	-	5,000

Stock issued for cash at $0.10 per share	-	-	542,750	543	53,732	-	54,275

In kind contribution of office expenses	-	-	-	-	1,000	-	1,000

Net loss for the period Inception to September 30, 2008	-	-	-	-	-	(8,163)	(8,163)

Balance, September 30, 2008	-	-	5,542,750	5,543	54,732	(8,163)	52,112

In kind contribution of office expenses	-	-	-	-	582	-	582

In kind contribution of services	-	-	-	-	11,551	-	11,551

Cancellation of founders shares	-	-	(2,000,000)	(2,000)	2,000	-	-

Shares issued in connection with stock dividend	-	-	77,940,500	77,941	7,716,109	(7,794,050)	-

Net loss for the year ended September 30, 2009	-	-	-	-	-	(82,478)	(82,478)

Balance, September 30, 2009	-	$-	81,483,250	$81,484	$7,784,974	$(7,884,691)	$(18,233)

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	For The Year	For The Period	For The Period
	Ended	April 25, 2008 (Inception)	April 25, 2008 (Inception)
	September 30, 2009	to September 30, 2008	to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,478)	$(8,163)	$(90,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,225	-	2,225
In-kind contribution of office expenses	582	1,000	1,582
In-kind contribution of services	11,551	5,000	16,551
Changes in Assets and Liabilities
Security deposit	(500)	-	(500)
Increase in accounts payable	22,844	1,114	23,958
Net cash used in operating activities	(45,776)	(1,049)	(46,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(16,083)	-	(16,083)
Net cash used in investing activities	(16,083)	-	(16,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable	(1,000)	-	(1,000)
Proceeds from Notes Payable	9,142	1,000	10,142
Proceeds from issuance of common stock	-	54,275	54,275
Net cash provided by (used in) financing activities	8,142	55,275	63,417

NET INCREASE (DECREASE) IN CASH	(53,717)	54,226	509

CASH, BEGINNING OF PERIOD	54,226	-	-

CASH, END OF PERIOD	$509	$54,226	$509

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock dividend	$7,794,050	$-	$7,794,050

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

(D) Website Development Costs

The Company has adopted the provisions of FASB ASC No. 350 "Tangibles-Goodwill & Other" Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the year ended September 30, 2009 and period ended September 30, 2008, the Company paid $15,000 and $0, respectively, to develop its website and charged $2,225 and $0 to amortization expense..

(E) Property and Equipment

Property and equipment are recorded at cost.  Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is set at five years for computing equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

(F) Income Taxes

The Company accounts for income taxes under the FASB ASC #740 for Income Taxes”.  Under ASC #740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC #740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of September 30, 2009, the Company has a net operating loss carry forward of $72,508 available to offset future taxable income through 2029.  The valuation allowance at September 30, 2009 was $24,653.  The net change in the valuation allowance for the period ended September 30, 2009 was an increase of $23,917.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by fasb asc 260 "Earnings per Share." As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Revenue Recognition

Revenue from sales will be recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, products are shipped and collectability is reasonably assured.

(J) Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860“ Transfers and servicing an amendment of FASB Statement No. 140” (“ASC 860”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued ASC 810 consolidation improves financial reporting by enterprises involved with variable interest entities ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

 In June 2009, the FASB issued ASC 105 - GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105 . All other accounting literature not included in the Codification is nonauthoritative. The adoption of ASC 105 did not have any effect on our financial statements.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $46,825 from inception, and has a net loss since inception of $90,641. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTES PAYABLE

During August 2008, an individual of the Company paid $1,000 of operating expenses on behalf of the Company.   The Company entered into a written promissory note concerning this obligation.  The loan is non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum. As of September 30, 2009, the loan payable was repaid in full.

During the year ended September 30, 2009, an individual loaned the Company $9,142.  The Company entered into written promissory notes concerning these obligations.  The loans are non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum. As of September 30, 2009, $9,142 of notes payable are outstanding.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE 4	PROPERTY AND EQUIPMENT

   At September 30, 2009 and September 30, 2008 property and equipment is as follows:

	September 30, 2009	September 30, 2008

Website costs	$15,000	$-
Computer Equipment	1,083	-
Accumulated Depreciation	(2,225)	-
	$13,858	$-

For the year ended September 30, 2009, the period ended September 30, 2008 and the period from April 25, 2008 (inception) to September 30, 2009 the depreciation expense was $2,225, $0 and $2,225, respectively.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the period from April 25, 2008 (Inception) to September 30, 2008, the Company issued 542,750 shares of common stock for cash of $54,275 ($.10 per share).

(B) In-kind Contribution of Services

During the period ended September 30, 2008, the Company’s president contributed office space with a fair value of $1,000. (See Note 6)

During the year ended September 30, 2009, the Company’s president contributed office space with a fair value of $582. (See Note 6)

During the year ending September 30, 2009, the Company’s president contributed services on behalf of the company with a fair value of $11,551 (See Note 6).

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

(C) Stock Issued for Services

On August 26, 2008, the Company issued 5,000,000 shares of common stock to its founder for services rendered which were valued to be $5,000 ($0.001 per share).

(D) Stock Split Effected in the Form of a Stock Dividend

On August 18, 2009, the Company's Board of Directors declared a twenty three-for-one stock split to be effected in the form of a stock dividend.  The Company changed retained earnings $7,794,050 for the fair value of the stock on the date of declaration.  The stock split was distributed on September 1, 2009 to shareholders of record as of September 1, 2009.  All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.
(E) Shares Cancelled

On August 18, 2009, the Company’s founder cancelled 2,000,000 of the shares previously issued  for no consideration.  The transaction was accounted for as a capital contribution by the Company from the founder.

NOTE 6	RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for services rendered valued at $5,000 (See Note 5(C)).

During the period from April 25, 2008, (Inception) to September 30, 2008, the Company’s president contributed office space with a fair value of $1,000.  (See Note 5 (B)).

During the year ended September 30, 2009, the Company’s president contributed office space with a fair value of $582. (See Note 5 (B)).

During the year ending September 30, 2009, the Company’s president contributed services on behalf of the company with a fair value of $11,551 (See Note 5(B)).

NOTE 7	SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 3, 2009, the date the financial statements were issued.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving their objectives and were not effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As part of our evaluation of our disclosure controls and procedures as of management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:
-	We lacked adequate accounting personal which required material audit adjustments be made to reflect the cancellation of shares and to record the split and dividend.

Management’s Report on Internal Controls Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting  We Company has instituted additional policies to improve our disclosure controls and procedures. These include but are not limited to requiring that copies of all share issuances, share cancellations, dividends or splits be provided to our finance department promptly after execution. We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations. Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors as of the November 13, 2009.

NAME	AGE	POSITION

Bryan Sawarynski	33	President, Chief Executive Officer, Principal Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Bryan Sawarynski

Mr. Bryan Sawarynski is our President, CEO, Principal Financial Officer and Chairman of the Board of Directors. Bryan Sawarynski has been employed by Nordstrom Credit in Englewood, Colorado, since 2000.  He has served as a credit service rover, a credit service supervisor and presently is employed as a Credit Services/Facilities Manager.  His duties include the management of a $13 million budget. He received his B.S. in Sports Management from Bellevue University in Bellevue, NE in 1998.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.      EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended September 30, 2009 and 2008  in all capacities for the accounts of our sole executive:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Bryan Sawarynski	2009	0	0	0	0	0	0	0	0
CEO, Principal Financial Officer & Director	2008	$0	0	5,000	0	0	0	0	$5,000

Option Grants Table.
There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through September 30, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending September 30, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 13, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Bryan Sawarynski Address: 4484 S. Cole Court Morrison, CO 80465	69,000,000	84.68%

Common Stock	All executive officers and directors as a group	69,000,000	84.68%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

In April 2008, we issued 5,000,000 shares of our common stock to Bryan Sawarynski, the President, CEO, Principal Financial Officer and chairman of our Board of Directors for services rendered which were valued at $5,000.  During 2009, the officer returned 2,000,000 of such shares without consideration.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2009 and the period from April 25, 2008 (inception) to September 30, 2008, we were billed approximately $7,492 and $6,536 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2009 and the period from April 25, 2008 (inception) to September 30, 2008.

Tax Fees

For the Company’s fiscal year ended September 30, 2009 and the period from April 25, 2008 to September 30, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2009 and the period from April 25, 2008 (inception) to September 30, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1.  Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1          Code of Ethics
31.1          Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009

By /s/ Bryan Sawarynski
Bryan Sawarynski,
President, Chief Executive Officer,
Principal Financial Officer,
Chairman of the Board of Directors