Form 10-Q
period 2009-12-31
National Golf Emporium, Inc.
filed 2010-02-16
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 333-156069

NATIONAL GOLF EMPORIUM, INC.
(Exact name of registrant as specified in charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2669 South Xanadu Way, #C
Aurora, Colorado 80014
(Address of Principal Executive Offices and Zip Code)

720-535-4840
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of Alarge accelerated filer,@ Aaccelerated filer,@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ x ]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date: February 12, 2010 - 81,483,250 shares of common stock.

NATIONAL GOLF EMPORIUM, INC.
FORM 10-Q
December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management=s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures
PART II-- OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of	As of
ASSETS	December 31, 2009	September 30, 2009
	(Unaudited)
CURRENT ASSETS
Cash	$133	$509
Total Current Assets	133	509

PROPERTY AND EQUIPMENT, NET	12,554	13,858

OTHER ASSETS
Security deposit	500	500

TOTAL ASSETS	$13,187	$14,867

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$32,838	$23,958
Related party advances	11,642	9,142

TOTAL LIABILITIES	44,480	33,100

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
81,483,250 and 81,483,250 shares issued and outstanding, respectively	81,484	81,484
Additional paid-in capital	7,788,321	7,784,974
Accumulated deficit during development stage	(7,901,098)	(7,884,691)

TOTAL STOCKHOLDERS' (DEFICIENCY)	(31,293)	(18,233)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$13,187	$14,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
			For The Period
	For the 3 Months	For the 3 Months	April 25, 2008
	Ended	Ended	(Inception)
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUES	$-	$-	$-

EXPENSES
General and administrative	10,256	29,939	76,039
Depreciation	1,304	-	3,529
Salary Expense	2,911	2,911	19,462
Rent	1,500	582	7,582
Total Expenses	15,971	33,432	106,612

LOSS FROM OPERATIONS (BEFORE TAXES AND OTHER INCOME (EXPENSES)	(15,971)	(33,432)	(106,612)

OTHER INCOME (EXPENSES)
Interest Expense	(436)	-	(436)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(16,407)	$(33,432)	$(107,048)

NET LOSS PER SHARE,
BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	81,483,250	127,483,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
From APRIL 25, 2008 (INCEPTION) TO DECEMBER 31, 2009
(Unaudited)
						Accumulated
						Deficit	Total
					Additional	During	Stockholders'
					Paid-in	Development	Equity/
	Preferred Stock		Common Stock		Capital	Stage	(Deficiency)

Balance, April 25 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.001 per share	-	-	5,000,000	5,000	-	-	5,000

Stock issued for cash at $0.10 per share	-	-	542,750	543	53,732	-	54,275

In kind contribution of office expenses	-	-	-	-	1,000	-	1,000

Net loss for the period Inception to September 30, 2008	-	-	-	-	-	(8,163)	(8,163)

Balance, September 30, 2008	-	-	5,542,750	5,543	54,732	(8,163)	52,112

In kind contribution of services	-	-	-	-	11,551	-	11,551

In kind contribution of office expenses	-	-	-	-	582	-	582

Cancellation of founders shares	-	-	(2,000,000)	(2,000)	2,000	-	-

Shares issued in connection with stock dividend	-	-	77,940,500	77,941	7,716,109	(7,794,050)	-

Net loss for the year ended September 30, 2009	-	-	-	-	-	(82,478)	(82,478)

Balance, September 30, 2009	-	-	81,483,250	81,484	7,784,974	(7,884,691)	(18,233)

In kind contribution of services	-	-	-	-	2,911	-	2,911

In kind contribution of interest	-	-	-	-	436	-	436

Net loss for the three months ended December 31, 2009	-	-	-	-	-	(16,407)	(16,407)

Balance, December 31, 2009	-	$-	81,483,250	$81,484	$7,788,321	$(7,901,098)	$(31,293)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For The Period
	For the 3 Months	For the 3 Months	April 25, 2008
	Ended	Ended	(Inception)
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,407)	$(33,432)	$(107,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,304	-	3,529
In-kind contribution of office expenses	-	582	1,582
In-kind contribution of interest	436	-	436
In-kind contribution of services	2,911	2,911	19,462
Changes in Assets and Liabilities
Security deposit	-	-	(500)
Increase in accounts payable	8,880	1,959	32,838
Net cash used in operating activities	(2,876)	(27,980)	(49,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	-	-	(16,083)
Net cash used in investing activities	-	-	(16,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loan payable	-	(1,000)	(1,000)
Proceeds from Loan payable	2,500	-	12,642
Proceeds from issuance of common stock	-	-	54,275
Net cash provided by (used in) financing activities	2,500	(1,000)	65,917

NET INCREASE (DECREASE) IN CASH	(376)	(28,980)	133

CASH, BEGINNING OF PERIOD	509	54,226	-

CASH, END OF PERIOD	$133	$25,246	$133

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Dividend	$-	$-	$7,794,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

(B) Organization

NATIONAL GOLF EMPORIUM, INC. (a development stage company) (the ACompany@) was incorporated under the laws of the State of Nevada on April 25, 2008 The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Website Development Costs

The Company has adopted the provisions of FASB ASC No. 350 "Tangibles-Goodwill & Other" Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended December 31, 2009 and period ended December 31, 2008, the Company paid $0 and $0, respectively, to develop its website and charged $1,304 and $0 to amortization expense, respectively.

(F) Property and Equipment

Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is set at five years for computing equipment. Gains or losses on dispositions of property and equipment are include d in the results of operations when realized.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

(G) Income Taxes

The Company accounts for income taxes under the FASB ASC 740 for Income Taxes@. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by fasb asc 260 "Earnings per Share." As of December 31, 2009 and 2008, there were no common share equivalents outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

Revenue from sales will be recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, products are shipped and collectability is reasonably assured.

(K) Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860A Transfers and servicing an amendment of FASB Statement No. 140@ (AASC 860@). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor=s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity=s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 consolidation improves financial reporting by enterprises involved with variable interest entities ASC 810 is effective as of the beginning of each reporting entity=s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

 NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

In June 2009, the FASB issued ASC 105 - GAAP. The FASB Accounting Standards Codification (ACodification@) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of ASC 105 did not have any effect on our financial statements.

NOTE 2                  GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $49,701 from inception, and has a net loss since inception of $107,048. In addition there is working capital deficiency of $44,347 and a stockholders= deficiency of $31,293 as of December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company=s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3                  NOTES PAYABLE

During August 2008, an individual of the Company paid $1,000 of operating expenses on behalf of the Company. The Company entered into a written promissory note concerning this obligation. The loan is non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum. As of December 31, 2009, the loan payable was repaid in full.

During July 2009, an individual made three separate loans to the Company totaling $9,142. The Company entered into written promissory notes concerning these obligations. The loans are non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amounts before interest starts to accrue at a rate of 10% per annum (See Note 5).

During the quarter ended December 31, 2009, an individual loaned the Company $2,500. The Company entered into written promissory notes concerning these obligations. The loans are non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum.

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 4                  PROPERTY AND EQUIPMENT

At December 31, 2009 and September 30, 2009 property and equipment is as follows:

	December 31, 2009	September 30, 2009

Website costs	$15,000	$15,000
Computer Equipment	1,083	1,083
Accumulated Depreciation	(3,529)	(2,225)

	$12,554	$13,858

For the period ended December 31, 2009, the period ended December 31, 2008 and the period from April 25, 2008 (inception) to December 31, 2009 the depreciation expense was $1,304, $0 and $3,529, respectively.

NOTE 5                  STOCKHOLDERS= EQUITY

(A) Common Stock Issued for Cash

During the period from April 25, 2008 (Inception) to September 30, 2008, the Company issued 542,750 shares of common stock for cash of $54,275 ($.10 per share).

(B) In-kind Contribution of Services

During the year ended September 30, 2008, the Company=s president contributed office space with a fair value of $1,000. (See Note 6)

During the year ended September 30, 2009, the Company=s president contributed office space with a fair value of $582. (See Note 6)

During the year ending September 30, 2009, the Company=s president contributed services on behalf of the Company with a fair market value of $11,551 (see Note 6).

During the quarter ending December 31, 2009, the Company=s president contributed services on behalf of the company with a fair value of $2,911 (See Note 6).

(C) In-kind Contribution of Interest

During the quarter ending September 30, 2009, the Company recorded in kind contribution of interest of $436 for the non-interest bearing note payables (see Note 3).

NATIONAL GOLF EMPORIUM, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

(D) Stock Issued for Services

On August 26, 2008, the Company issued 5,000,000 shares of common stock to its founder for services rendered which were valued to be $5,000 ($0.001 per share).

(E) Stock Split Effected in the Form of a Stock Dividend

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

(F) Shares Cancelled

On August 18, 2009, the Company=s founder cancelled 2,000,000 of the shares previously issued for no consideration. The transaction was accounted for as a capital contribution by the Company from the founder.

NOTE 6                  RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for services rendered valued at $5,000 (See Note 5(D)).

During the period from April 25, 2008, (Inception) to September 30, 2008, the Company=s president contributed office space with a fair value of $1,000. (See Note 5 (B)).

During the year ended September 30, 2009, the Company=s president contributed office space with a fair value of $582. (See Note 5 (B)).

During the year ending September 30, 2009, the Company=s president contributed services on behalf of the Company with a fair market value of $11,551 (see Note 5(B)).

During the quarter ending December 31, 2009, the Company=s president contributed services on behalf of the company with a fair value of $2,911 (See Note 5(B)).

NOTE 7                  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 5, 2010, the date the financial statements were issued.

On February 4, 2010, National Golf Emporium, Inc. entered into a non-binding letter of intent (the ALOI@) with Idle Media, LLC (IM) to acquire certain web properties including Datpiff LLC, a Pennsylvania internet music company. Completion of the acquisition is subject to the satisfaction of several conditions precedent, including without limitation, the execution of a definitive acquisition agreement, the satisfactory completion of due diligence by both parties, the completion of audited financial statements by IM, and compliance with federal and state securities laws. As of the date of this filing, no definitive agreement has been reached.

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

We plan to grow our business through the acquisitions that may enhance our business. We will seek to acquire such companies to maximize the potential in appropriate fields of business. There can be no assurance that we will be able to successfully complete any such acquisitions or that any such acquisitions will be profitable for us.

Our goal is to become a company that provides a full range of golf and golf-related products, golf-related news and information, and e-commerce solution for companies in other related businesses, and to take advantage of additional revenue opportunities within the international gold market. Our strategy is to build our strategic relationships and internet-related technologies to further develop our services.

        However, due to our inability to obtain adequate financing and our inability to successfully implement our business plan, we feel that it is necessary for us to actively pursue a potential merger or acquisition candidate.

Result of Operations

For the three months ending December 31, 2009 our total operating expenses were $15,971 compared to total operating expenses of $33,432 for the three months ended December 31, 2008. This decrease was due to a decrease in general and administrative fees and specifically in professional fees paid in the process of us filing our registration statement with the SEC. Our net loss for the three months ended December 31, 2009 was ($16,407) compared to a net loss of ($33,432) for the three months ended December 31, 2008 due to the decrease in professional fees.

For the period April 25, 2008 (inception) through December 31, 2010 our total operating expenses were $106,612. Our net loss for period April 25, 2008 (inception) through December 31, 2010 was ($107,048).

Capital Liquidity and Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $49,701 from inception, and has a net loss since inception of $107,048. In addition there is working capital deficiency of $44,347 and a stockholders= deficiency of $31,293 as of December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company=s ability to raise additional capital and implement its business plan.

We do not believe that our current cash and the cash flow we will generate from operations will not be sufficient to sustain current level operations for at least the next twelve months. Therefore we will have the need for additional cash requirements during this time. If we require additional cash for our business we will attempt to raise additional funds by way of a public or private offering of equity securities or through a debt financing. To date we have not taken any steps to raise additional funds other than our initial offering. We believe that we will be able to raise sufficient funds in the event that funding is required to pursue our business over the next 12 months. However we have no basis for this belief and have had no communications with any potential investor regarding providing us with this financing over the next 12 months. In the event that our expected cash flow is not sufficient and we are not able to raise additional funds we may not be able to pursue our plan of operations as set forth above. Specifically we may not be able to market our website in the United States and through traditional sources such as a mix of media including newspaper and magazines, text links, e-mail newsletters and trade magazines. This would significantly hinder our ability to grow our business.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860A Transfers and servicing an amendment of FASB Statement No. 140@ (AASC 860@). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor=s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity=s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 consolidation improves financial reporting by enterprises involved with variable interest entities ASC 810 is effective as of the beginning of each reporting entity=s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

In June 2009, the FASB issued ASC 105 - GAAP. The FASB Accounting Standards Codification (ACodification@) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of ASC 105 did not have any effect on our financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (AGAAP@). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates. We do not undertake any specific actions to limit those exposures.

Item 4T.	Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (AExchange Act@), the Company carried out an evaluation, with the participation of the Company=s management, including the Company=s Chief Executive Officer (ACEO@) and Chief Financial Officer (ACFO@) (the Company=s principal financial and accounting officer), of the effectiveness of the Company=s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company=s CEO and CFO concluded that the Company=s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC=s rules and forms, and that such information is accumulated and communicated to the Company=s management, including the Company=s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries= officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

(b)   Reports of Form 8-K

    Appointment of Principal Officers

On December 10, 2009, the Board of Directors of National Golf Emporium, Inc., (the “Company”) appointed Edd Cockerill as the Company’s Secretary and Vice-President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of February, 2010.

NATIONAL GOLF EMPORIUM, INC.

By:	BRYAN SAWARYNSKI
Bryan Sawarynski
President, Principal Executive Officer, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors