Form 10-Q
period 2010-03-31
Idle Media, Inc.
filed 2010-05-06
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-156069

IDLE MEDIA, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2669 South Xanadu Way, #C
Aurora, Colorado 80014
(Address of principal executive offices, including zip code.)

(720) 535-4840
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   81,483,500 as of May 3, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

IDLE MEDIA, INC.
(A Development Stage Company)
March 31, 2010

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of	As of
ASSETS	March 31, 2010	September 30, 2009
	(Unaudited)
CURRENT ASSETS
Cash	$103	$509
Total Current Assets	103	509

PROPERTY AND EQUIPMENT, NET	833	13,858

OTHER ASSETS
Security deposit	500	500

TOTAL ASSETS	$1,436	$14,867

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$32,850	$23,958
Related party advances	17,223	9,142

TOTAL LIABILITIES	50,073	33,100

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
81,483,250 and 81,483,250 shares issued and outstanding,
respectively	81,484	81,484
Additional paid-in capital	7,792,944	7,784,974
Accumulated deficit during development stage	(7,923,065)	(7,884,691)

TOTAL STOCKHOLDERS' DEFICIENCY	(48,637)	(18,233)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,436	$14,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For The Period
	For the Three	For the Three	For the Six	For the Six	April 25, 2008
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	5,122	2,806	15,378	32,745	81,161
Depreciation	1,304	-	2,608	-	4,833
Impairment Expense	10,417	-	10,417	-	10,417
Salary Expense	2,849	2,849	5,760	5,760	22,311
Rent	1,500	1,500	3,000	2,082	9,082
Total Expenses	21,192	7,155	37,163	40,587	127,804

LOSS FROM OPERATIONS (BEFORE TAXES)	(21,192)	(7,155)	(37,163)	(40,587)	(127,804)

OTHER INCOME (EXPENSES)
Interest Expense	(775)	-	(1,211)	-	(1,211)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(21,967)	$(7,155)	$(38,374)	$(40,587)	$(129,015)

NET LOSS PER SHARE,
BASIC AND DILUTED	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	81,483,250	81,483,250	81,483,250	81,483,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
From APRIL 25, 2008 (INCEPTION) TO MARCH 31, 2010
(Unaudited)
						Accumulated
						Deficit
					Additional	During	Total
					Paid-in	Development	Stockholders'
	Preferred Stock		Common Stock		Capital	Stage	Equity/Deficiency

Balance, April 25 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.001 per share	-	-	5,000,000	5,000	-	-	5,000

Stock issued for cash at $0.10 per share	-	-	542,750	543	53,732	-	54,275

In kind contribution of office expenses	-	-	-	-	1,000	-	1,000

Net loss for the period Inception to September 30, 2008	-	-	-	-	-	(8,163)	(8,163)

Balance, September 30, 2008	-	-	5,542,750	5,543	54,732	(8,163)	52,112

In kind contribution of services from President	-	-	-	-	11,551	-	11,551

In kind contribution of office expenses					582		582

Cancellation of founders shares	-	-	(2,000,000)	(2,000)	2,000	-	-

Shares issued in connection with stock dividend	-	-	77,940,500	77,941	7,716,109	(7,794,050)	-

Net loss for the year ended September 30, 2009	-	-	-	-	-	(82,478)	(82,478)

Balance, September 30, 2009	-	-	81,483,250	81,484	7,784,974	(7,884,691)	(18,233)

In kind contribution of services from President	-	-	-	-	2,911	-	2,911

In kind contribution of interest	-	-	-	-	436	-	436

Net loss for the three months ended December 31, 2009	-	-	-	-	-	(16,407)	(16,407)

Balance, December 31, 2009	-	-	81,483,250	81,484	7,788,321	(7,901,098)	(31,293)

In kind contribution of services from President	-	-	-	-	2,848	-	2,848

In kind contribution of legal services	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	775	-	775

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(21,967)	(21,967)

Balance, March 31, 2010	-	$-	81,483,250	$81,484	$7,792,944	$(7,923,065)	$(48,637)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For The Period
	For the	For the	April 25, 2008
	Six Months	Six Months	(Inception)
	Ended	Ended	through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,374)	$(40,587)	$(129,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,608	-	4,833
Impairment expense	10,417	-	10,417
In-kind contribution of office expenses	-	582	1,582
In-kind contribution of interest	1,211	-	1,211
In-kind contribution of legal services	1,000	-	1,000
In-kind contribution of services from President	5,759	5,760	22,310
Changes in Assets and Liabilities
Security deposit	-	(500)	(500)
Increase in accounts payable	8,892	1,627	32,850
Net cash used in operating activities	(8,487)	(33,118)	(55,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	-	(8,583)	(16,083)
Net cash used in investing activities	-	(8,583)	(16,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loan Payable	-	(1,000)	(1,000)
Proceeds from Loan Payable	8,081	-	18,223
Proceeds from issuance of common stock	-	-	54,275
Net cash provided by (used in) financing activities	8,081	(1,000)	71,498

NET INCREASE (DECREASE) IN CASH	(406)	(42,701)	103

CASH, BEGINNING OF PERIOD	509	54,226	-

CASH, END OF PERIOD	$103	$11,525	$103

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Dividend	$-	$-	$7,794,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

(B) Organization

IDLE MEDIA, INC. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 25, 2008. The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items. On February 23, 2010 the Company changed its name from National Golf Emporium, Inc. The name change reflects entering into a non-binding letter of intent (the “LOI”) with Idle Media, LLC (IM) to acquire certain web properties including Datpiff LLC, a Pennsylvania internet music company.

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

(E) Website Development Costs

The Company has adopted the provisions of FASB ASC No. 350 "Tangibles-Goodwill & Other." Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended March 31, 2010 and the period ended March 31, 2009, the Company paid $0 and $0, respectively, to develop its website and charged $2,608 and $0 to amortization expense, respectively.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

(G) Income Taxes

The Company accounts for income taxes under the FASB ASC 740 for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260 "Earnings per Share." As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

Revenue from sales will be recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, products are shipped and collectability is reasonably assured.

(K) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 2                 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $55,312 from inception, and has a net loss since inception of $129,015. In addition there is working capital deficiency of $49,970 and a stockholders’ deficiency of $48,637 as of March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to implement its strategic plans with Datpiff LLC provide the opportunity for the Company to continue as a going concern.

NOTE 3                 PROPERTY AND EQUIPMENT

At March 31, 2010 and September 30, 2009 property and equipment is as follows:

	March 31, 2010	September 30, 2009
	(unaudited)
Website costs	$4,583	$15,000
Computer Equipment	1,083	1,083
Accumulated Depreciation	(4,833)	(2,225)
	$833	$13,858

For the six month period ended March 31, 2010, the six month period ended March 31, 2009 and the period from April 25, 2008 (inception) to March 31, 2010 the depreciation expense was $2,608, $0 and $4,833, respectively.

During the three months ending March 31, 2010, the Company recorded impairment expense for the website of $10,417.

NOTE 4                 NOTES PAYABLE

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

During the quarter ended December 31, 2009, an individual loaned the Company $2,500. The Company entered into written promissory notes concerning these obligations. The loans are non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum (See Note 5).

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

During the quarter ended March 31, 2010, an individual made five separate loans to the Company totaling $5,581. The Company entered into written promissory notes concerning these obligations. The loans are non- interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum (See Note 5).

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

(B) In-kind Contribution of Services

During the period ended September 30, 2008, the Company’s president contributed office space with a fair value of $1,000. (See Note 6)

During the year ended September 30, 2009, the Company’s president contributed office space with a fair value of $582. (See Note 6)

During the year ending September 30, 2009, the Company’s president contributed services on behalf of the Company with a fair market value of $11,551 (see Note 6).

During the six months ending March 31, 2010, the Company’s president contributed services on behalf of the company with a fair value of $5,759 (See Note 6).

During the six months ending March 31, 2010, an outside attorney contributed services on behalf of the company with a fair value of $1,000.

(C) In-kind Contribution of Interest

During the six months ending March 31, 2010, the Company recorded in kind contribution of interest of $1,211 for the non-interest bearing note payables (see Note 3).

(D) Stock Issued for Services

On August 26, 2008, the Company issued 5,000,000 shares of common stock to its founder for services rendered which were valued to be $5,000 ($0.001 per share).

(E) Stock Split Effected in the Form of a Stock Dividend

On August 18, 2009, the Company's Board of Directors declared a twenty three-for-one stock split to be effected in the form of a stock dividend. The Company charged retained earnings $7,794,050 for the fair value of the stock on the date of declaration. The stock split was distributed on September 1, 2009 to shareholders of record as of September 1, 2009. All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

IDLE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(F) Shares Cancelled

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

During the year ending September 30, 2009, the Company’s president contributed services on behalf of the Company with a fair market value of $11,551 (see Note 5(B)).

During the six months ending March 31, 2010, the Company’s president contributed services on behalf of the company with a fair value of $5,759 (See Note 5(B)).

NOTE 7                 SUBSEQUENT EVENTS

On February 4, 2010, Idle Media, Inc. entered into a non-binding letter of intent (the “LOI”) with Idle Media, LLC (IM) to acquire certain web properties including Datpiff LLC, a Pennsylvania internet music company. Completion of the acquisition is subject to the satisfaction of several conditions precedent, including without limitation, the execution of a definitive acquisition agreement, the satisfactory completion of due diligence by both parties, the completion of audited financial statements by IM, and compliance with federal and state securities laws. On February 23, 2010, National Golf Emporium, Inc. amended its articles of incorporation and changed its name to Idle Media, Inc.

On March 18, 2010, Idle Media, Inc., entered into a Stock Exchange Agreement and Plan of Reorganization with Idle Media LLC (IM), a Pennsylvania Limited Liability Corporation to acquire all of the issued and outstanding membership units of Datpiff, LLC, a Pennsylvania Limited Liability Corporation in exchange for 40,000,000 restricted shares of our common stock.  The transaction will be accounted for as a reverse merger with Idle Media, LLC considered the “Accounting Acquirer” and Idle Media, Inc. considered the “Accounting Acquiree”. The principal shareholder will cancel their ownership of 53,000,000 shares of common stock.  Closing will take place upon Idle Media LLC (IM) supplying the audited financial statements of Datpiff, LLC as required by Regulation S-X of the Securities Exchange Act of 1934. If the closing has not occurred by May 15, 2010, either party may terminate the agreement.

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

Overview

We were incorporated under the laws of the State of Nevada on April 25, 2008. We were organized to create an on-line golf equipment retail store focus on the sale of golf equipment and related items. Our goal was to become a company that provided a full range of golf-related products, services and information to golfers and enables other golf businesses to better serve their customers and take advantage of additional revenue opportunities within the worldwide golf market. Our strategy was to build our strategic relationships and Internet-related technologies, to further develop our services.  We were unsuccessful in the engaging in the foregoing business and have terminated such operations.

Plan of Operations

On February 4, 2010, we entered into a non-binding letter of intent (the “LOI”) with Idle Media, LLC (IM) to acquire certain web properties including Datpiff LLC, a Pennsylvania internet music company.  On February 23, 2010, we amended our articles of incorporation and changed our name to Idle Media, Inc.

On March 18, 2010, we entered into a Stock Exchange Agreement and Plan of Reorganization with Idle Media LLC (IM), a Pennsylvania Limited Liability Corporation to acquire all of the issued and outstanding membership units of Datpiff, LLC, a Pennsylvania Limited Liability Corporation in exchange for 40,000,000 restricted shares of our common stock.  The transaction will be accounted for as a reverse merger with Idle Media, LLC considered the “Accounting Acquirer” and Idle Media, Inc. considered the “Accounting Acquiree”. The principal shareholder will cancel their ownership of 53,000,000 shares of common stock.  Closing will take place upon Idle Media LLC (IM) supplying the audited financial statements of Datpiff, LLC as required by Regulation S-X of the Securities Exchange Act of 1934. If the closing has not occurred by May 15, 2010, either party may terminate the agreement.

Assuming the transaction closes, we intend to engage in the Internet music business.

Result of Operations

For the six months ending March 31, 2010 our total operating expenses were $37,163 compared to total operating expenses of $40,587 for the six months ended March 31, 2009. This decrease was due to a decrease in general and administrative fees and specifically in professional fees paid in the process of us filing our registration statement with the SEC. Our net loss for the six months ended March 31, 2010 was ($38,374) compared to a net loss of ($40,587) for the six months ended March 31, 2009, which was due to the decrease in professional fees.

For the three months ending March 31, 2010 compared to March 31, 2009 our total operating expenses were ($21,192) compared to total operating expenses of( $7,155) for the three months ended March 31, 2009. This increase was due to an increase in impairment expense of our website asset and in general and administrative fees and specifically in professional fees. Our net loss for the three months ended March 31, 2010 was ($21,967) compared to a net loss of ($7,155) for the three months ended March 31, 2009, which was due to the increase in website asset impairment expense and professional fees.

For the period April 25, 2008 (inception) through March 31, 2010 our total operating expenses were $127,804. Our net loss for period April 25, 2008 (inception) through March 31, 2010 was ($129,015).

Capital Liquidity and Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $55,312 from inception, and has a net loss since inception of $129,015. In addition there is working capital deficiency of $49,970 and a stockholders’ deficiency of $48,637 as of March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to complete its merger with Datpiff, LLC and implement its business plan.

    We do not believe that our current cash and the cash flow we will generate from operations will be sufficient to sustain current level operations for the next twelve months. Therefore we will have the need for additional cash requirements during this time. If we require additional cash for our business, we will attempt to raise additional funds by way of a public or private offering of equity securities or through a debt financing. To date, we have not taken any steps to raise additional funds other than our initial offering. We believe that we will be able to raise sufficient funds in the event that funding is required to pursue our business over the next 12 months. However, we have no basis for this belief and have had no communications with any potential investor regarding providing us with this financing over the next 12 months. In the event that our expected cash flow is not sufficient and we are not able to raise additional funds, we may not be able to pursue our plan of operations as set forth above. This would significantly hinder our ability to grow our business. Specifically, we may not be able to market our online applications, including mobile interfaces, online games, social media and a digital music portal in the United States and through other traditional sources such as newspaper and magazines, text links, e-mail newsletters and trade magazines.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company.  Our President does not possess accounting expertise and our company does not have an independent audit committee.  This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible.  The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so.  We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources. Accordingly, as of March 31, 2010, we believe our internal control over financial reporting is not effective.

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

ITEM 1A.          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.             EXHIBITS.

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of May, 2010.

IDLE MEDIA, INC.

By:	BRYAN SAWARYNSKI
Bryan Sawarynski
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.