Form 10-Q
period 2010-06-30
Idle Media, Inc.
filed 2010-08-23
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-156069

IDLE MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2818699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 Centre Avenue Leesport, PA	19533
(Address of principal executive offices)	(Zip Code)

(484) 671-2241
(Registrant's telephone number, including area code)

____________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	58,483,250 shares
(Class)	(Outstanding as at August 23, 2010)

IDLE MEDIA, INC.
(formerly National Golf Emporium, Inc.)

PART I – FINANCIAL INFORMATION

Unaudited Interim Condensed Financial Statements

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009 (1)
	(unaudited)
ASSETS

Current assets:
Cash	$248,926	$70,694
Accounts receivable	356,153	120,421
Prepaid expenses	12,683	-
Notes receivable – related party	30,000	-
Total current assets	647,762	191,115

Other assets:
Software development costs	24,999	-
Software	6,900	-
Total other assets	31,899	-

Total assets	$679,661	$191,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$77,546	$29,569
Deferred revenues	10,180	14,347
Total current liabilities	72,492	43,916

Total liabilities	87,726	43,916

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2010 and September 30, 2009	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 58,483,250 and 1,000 shares issued and
outstanding as of June 30, 2010 and September 30, 2009	58,484	1
Additional paid-in capital	(325,051)	(73,929)
Retained earnings	858,502	221,128
Total stockholders’ equity	591,935	147,200

Total liabilities and stockholders’ equity	$679,661	$191,116

(1) Derived from audited financial statements.

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the		For the
	three months ended		nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue
Advertising revenue	$459,499	$149,439	$933,723	$348,529
Subscription revenue	1,797	20,502	52,173	61,137
Sponsorship revenue	8,550	6,966	19,650	14,516
Less: Returns and allowances	(73)	(520)	(873)	(888)
Net revenue	469,773	176,387	1,014,039	423,294

Operating expenses:
Server costs	69,019	89,802	264,829	234,628
Scanning software	10,000	15,491	40,088	38,246
Merchant fees	643	1,294	3,248	3,422
General and administrative	52,008	5,395	63,633	12,430
Forgiveness of debt	-	-	(4,500)	-
Total operating expenses	131,670	111,982	367,298	288,726

Net income	$338,103	$64,405	$637,375	$134,568

Weighted average number of
common shares outstanding – basic	27,635,470	1,000	9,212,490	1,000

Net income per share – basic and	$0.01	$64.41	$0.07	$134.57

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the
	nine months ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$637,375	$134,568
Adjustments to reconcile net income
to net cash provided in operating activities:
Impairment expense	833	-
Forgiveness of debt	(4,500)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(235,733)	(90,371)
(Increase) in prepaid expenses	(12,683)	-
Increase in accounts payable	19,727	88,265
(Decrease) in deferred revenue	(4,167)	-

Net cash provided by operating activities	400,852	132,462

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for notes receivable - related party	(30,000)	-
Payments for software development costs	(24,999)	-
Payments for software	(6,900)	-

Net cash (used) in investing activities	(61,899)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Donated capital	(160,824)	(76,605)
Proceeds from note payable – related party	-	-
Cash acquired at merger	103	-

Net cash (used) in financing activities	(160,721)	(76,605)

NET CHANGE IN CASH	178,232	55,857

CASH AT BEGINNING OF YEAR	70,694	-

CASH AT END OF YEAR	$248,926	$55,857

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES:
Settlement of related party advance	$17,223	$-

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2009 and notes thereto included in the Company’s 8-K filed on May 24, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
The Company was incorporated under the laws of the State of Nevada on April 25, 2008 as National Golf Emporium, Inc.  The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items. Activities during the development stage include developing the business plan and raising capital.

On February 23, 2010, the Company amended its articles of incorporation changed its name from National Golf Emporium, Inc. to Idle Media, Inc.

On March 18, 2010, Idle Media, Inc. entered into a Stock Exchange Agreement and Plan of Reorganization with Idle Media, LLC to acquire 1,000 membership units, constituting all of the issued and outstanding membership units of Datpiff, LLC in consideration for the issuance of 40,000,000 restricted shares of common stock of Idle Media, Inc.  In connection with the Stock Exchange Agreement, a principal shareholder agreed to cancel 63,000,000 shares upon the close of the transaction.

On May 19, 2010, the transaction was closed and Datpiff, LLC became a wholly-owned subsidiary of Idle Media, Inc. For accounting purposes, the acquisition of Datpiff, LLC by Idle Media, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Datpiff, LLC based on the factors demonstrating that Datpiff, LLC represents the accounting acquirer.  Idle Media, Inc. changed its business direction and now develops and manages a website of free mixtapes for consumers to download music from new and upcoming artists.

Principles of Consolidation
The consolidated financial statements include the accounts of Idle Media, Inc. (Nevada corporation), and its wholly-owned subsidiary Datpiff, LLC (Pennsylvania limited liability corporation).  All significant inter-company balances and transactions have been eliminated.  Idle Media, Inc. and Datpiff, LLC will be collectively referred herein to as the “Company”.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash and Cash Equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. The Company enters into contracts to distribute sponsored listings and banner advertisement with its direct and indirect advertisers.  Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime.  The indirect advertisers provide the Company with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings).  The Company recognizes its portion of the bid price based upon the contractual agreement.  Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on its website.  Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers.

The Company generates subscription revenue from weekly, monthly and annual premium subscriptions for downloading music on its website.  Revenue is recognized on a straight line basis over the subscription period.  The Company receives payment from its customers at the start of the subscription period and the Company does have deferred revenue for the unearned portion of the subscription period.  For the monthly and annual subscriptions, the Company utilizes a mid-month method convention to record revenue.

The Company generates revenue from sponsorships on their website.  The sponsorship revenue is recorded upon receipt of the payment and is generally for a short period of time.  The sponsorships allow artists a prominent placement on the Company’s website to increase their chances of downloading their music.

Accounts receivable
The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 as of June 30, 2010 and September 30, 2009, respectively.

Earnings per share
The Company follows ASC Topic 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Concentrations
For the nine months ended June 30, 2010, 6 customers accounted for 71% of sales.  As of June 30, 2010, 4 customers accounted for 76% of the accounts receivable balance.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Software development costs
Software development costs are recorded at cost and are capitalized during the application development stage.  Expenditures for preliminary project activities and post implementation activities are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years of the related assets using the straight-line method for financial statement purposes.  The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the software is completed and is fully operational.  As of June 30, 2010, the Company has not commenced amortization.

The Company reviews the carrying value of software development costs for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2010.

Software
The Company capitalizes the costs related to the purchase of software to be used for operations.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization during the fourth quarter of the year ended September 30, 2010.  As of June 30, 2010, the Company has not commenced amortization.

The Company reviews the carrying value of software costs for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2010.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2010-21 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – PREPAID EXPENSES

As of June 30, 2010, the Company had prepaid expenses totaling $12,683 which represent a prepayment of server costs to a vendor.  The services were rendered in July 2010 and were expensed accordingly.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at:

	June 30, 2010	September 30, 2009
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand	$30,000	$-

	$30,000	$-

Interest income for the nine months ended June 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 4 – SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following at:

	June 30, 2010	September 30, 2009
Software development costs	$24,999	$-
Accumulated amortization	-	-
	$-	$-

Amortization for the six months ended June 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 5 – SOFTWARE COSTS

Software costs consist of the following at:

	June 30, 2010	September 30, 2009
Software costs	$6,900	$-
Accumulated amortization	-	-
	$-	$-

Amortization for the six months ended June 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 6 – DEFERRED REVENUE

As of June 30, 2010 and September 30, 2009, the Company had deferred revenue of $10,180 and $14,347, respectively.  The deferred revenue is related to the subscription revenue and the Company will recognize revenue over the life of the subscription.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On May 19, 2010, Idle Media, Inc. completed its Stock Exchange Agreement and Plan of Reorganization with Idle Media, LLC and acquired 1,000 membership units, constituting all of the issued and outstanding membership units of Datpiff, LLC and issued 40,000,000 restricted shares of common stock of the Company to Idle Media, LLC.  In connection with the Stock Exchange Agreement, a principal shareholder cancelled 63,000,000 shares upon the close of the transaction.

On June 15, 2010, a related party forgave $17,223 of related party advances and the Company considered it donated capital and recorded it to additional paid in capital.

During the nine month period ended June 30, 2010, a shareholder of the Company paid for $6,000 of accounting expenses on behalf of the Company.  The shareholder does not want to be repaid and the Company considered it donated capital and recorded it to additional paid in capital.

As of June 30, 2010, there have been no other issuances of preferred and/or common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – AGREEMENTS

In November 2008, the Company entered into a service agreement with a vendor for a period of one year and shall automatically renew for additional one year periods.  The agreement can be terminated by either party within 30 – 60 days prior to the anniversary of the date of the agreement.  The minimum monthly payment was $3,800.  On July 15, 2009, the Company upgraded its services agreement with an increased monthly volume and the current minimum monthly payment is $5,000.  The minimum monthly payments do not include overage charges if the monthly volume is in excess of the specified amounts.

The following is a schedule by year of future minimum payments required under the service agreement:

Year	Amount
2010	$55,088

During the nine months ended June 30, 2010 and 2009, the Company recorded $40,088 and $38,246 of scanning software costs, respectively.

In September 2008, the Company entered into a service agreement with a vendor for a period of two years and shall automatically renew for additional two year periods.  The agreement can be terminated by either party if notice is provided more than 30 days prior to the anniversary of the date of the agreement.  The minimum monthly payment was $14,110.  The minimum monthly payments do not include overage charges if the monthly volume is in excess of the specified amounts.

The following is a schedule by year of future minimum payments required under the service agreement:

Year	Amount
2010	$169,320

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – AGREEMENTS (CONTINUED)

During the nine months ended June 30, 2010 the Company has disputed billings totaling $54,307 from the vendor for lack of service.  During April 2010, the Company replaced this vendor with a different vendor that provides similar services.  As of June 30, 2010, the Company did not record these disputed bills to accounts payable because they feel it is probable that they will be able to settle this with the vendor at a minimum amount.

NOTE 10 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the managing member of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  During the nine months ended June 30, 2010 and 2009, the president of the Company has donated their services to the Company.  In 2010 and 2009, the Company relied on its president for the daily operations.  If the president ceased working with the Company, then they would have difficulty in executing the Company’s current business plan and operations without the expertise of the president.

NOTE 11 – SUBSEQUENT EVENTS

During July 2010, the Company acquired the website www.hiphopearly.com from the president of the Company in exchange for cash of $25,000.

Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

Some of the statements contained in this Form 8-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2.	Our ability to generate customer demand for our services;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 8-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Management’s Discussion

We were originally incorporated under the laws of the State of Nevada on April 25, 2008, under the name National Golf Emporium, Inc. (“NGLF”).  Our prior stated business objective was to create an on-line golf equipment retail store focus on the sale of golf equipment and related items.  As of the date of this Current Report, we generated no revenues from that line of business.

On March 18, 2010, NGLF entered into a Stock Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with Idle Media LLC (“LLC”), a Limited Liability Corporation formed on September 29, 2008 under the laws of the State of Pennsylvania, pursuant to which NGLF acquired 1,000 membership units, constituting all of the issued and outstanding membership units, of DatPiff, LLC (“DP”), a Pennsylvania Limited Liability Corporation, from LLC in consideration for the issuance of 40,000,000 restricted shares of the common stock of NGLF (“Exchange”).

In connection with the Exchange Agreement, Bryan Sawarynski, the Principal NGLF Shareholder, holding 69,000,000, or approximately 85%, of the 81,483,250 total issued and outstanding common stock of NGLF, cancelled his ownership of 63,000,000 common shares of NGLF (“Cancellation”).  Subsequent to the Cancellation, Mr. Sawarynski held 6,000,000 shares of common stock of NGLF.

The Exchange Agreement resulted in a change in control of NGLF, with LLC owning 40,000,000 shares of common stock of NGLF, out of a total of 58,483,250 issued and outstanding shares, after giving effect to the Exchange and Cancellation.  Also, Marcus Frasier and Kyle Reilly were elected directors of NGLF and appointed as its executive officers.  As a result of the Exchange Agreement, (i) DP became a wholly-owned subsidiary of NGLF and (ii) NGLF succeeded to the business of DP as its sole business.  Accordingly, on February 23, 2010, NGLF amended its articles of incorporation in the State of Nevada to change its name from “National Golf Emporium, Inc.” (“NGLF”) to “Idle Media, Inc.” (“IDLM”).  The acquisition of DP was effective as of May 19, 2010.  For a more detailed explanation of the above transactions please see the Company’s Form 8-K filed with the SEC on May 24, 2010.

We have developed and operate a website at the url www.datpiff.com.  DatPiff.com provides a platform for artists and DJs to upload their music and videos.  This content is generated by users of the site and is available to stream and/or download.  Users may also embed and share content across the internet.  All mixtapes on our site are provided from DJs and Artists for promotional use only.  We do not sell mixtapes.

Our goals are to create a complete music and entertainment resource for broadcasting, promotion, marketing, distribution, licensing, communication, and user generated content online.  To that end, we have created a platform for fans, bands, artists, and internet DJs and VJs to connect with each other while discovering great music and entertainment.

Results of Operations

Because we are the successor business to DatPiff and because the operations and assets of DatPiff represents our entire business and operations from the closing date of the Exchange Agreement, our management's discussion and analysis and plan of operations are based on DatPiff’s operations.

Revenues

DatPiff was incorporated on September 29, 2008.  We generate revenues from three sources:

1.	Advertising from third party referral sources,
2.	Paid Subscriptions by users to access premium privileges on our website and
3.	Advertising Sponsorships that we attract directly through our own internal efforts.

Advertising revenues are directly correlated with website traffic; the more visitors we have to our website, the more attractive it is for advertising companies to place various types of ads on it.  During the three months ended June 30, 2010, there were 8,132,488 unique visitors to www.datpiff.com, which was 60.9% greater than the comparable period ended June 30, 2009, when we had 5,053,551 unique visitors.  The individuals who came to our site in the three months ended June 30, 2009, we recorded 125,984,906 page views across 18,705,424 visits, for an average of 6.74 page views per visit.  In comparison, during the three months ended June 30, 2010 accounted for 26,690,104 visits (an increase of 42.7% from the comparable three month period ended June 30, 2009) and 214,375,591 page views (an increase of 70.2%) for an average of 8.03 page views per visit (an increase of 19.3%).

During the three months ended June 30, 2010 and 2009, our revenues were distributed, as follows:

	For the three month
	period ended June 30,		Change
Revenue Source	2010	2009	$	%

Advertising	$459,499	$149,439	$310,060	207.5%
Subscriptions	1,797	20,502	(18,705)	(91.2)%
Sponsorships	8,550	6,966	1,584	22.7%
Less: Returns and allowances	(73)	(520)	447	(86.0)%

Total	$469,773	$176,387	$293,386	166.3%

Subscription revenues declined nearly 92% from the three month period ended June 30, 2009 to 2010.  We believe this is attributable to our management deciding to focus less on attracting premium subscribers and more on increasing advertising sources and revenues.  Resultantly, we experienced a dramatic 207.5% increase in third-party advertising revenue and a 22.7% increase in sponsorship revenues during the three months ended June 30, 2009 compared to the three months ended June 30, 2010, as we added of new advertising providers during the current fiscal year to date ended June 30, 2010.

During the nine months ended June 30, 2010 and 2009, our revenues were distributed, as follows:

	For the nine month		Change
	period ended June 30,		2009 to 2010
Revenue Source	2010	2009	$	%

Advertising	$933,723	$348,529	$585,194	167.9%
Subscriptions	52,173	61,137	(8,964)	(91.2)%
Sponsorships	19,650	14,516	5,134	22.7%
Less: Returns and allowances	(873)	(888)	15	(1.7)%

Total	$1,004,673	$423,294	$581,379	137.3%

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of server costs, software licenses, merchant fees and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.

For the three months ended June 30, 2010 and 2009, the components of our operating expenses were, as follows:

	Three months ended		Change
	June 30,		2009 to 2010
Expense	2010	2009	$	%

Server costs	$69,019	$89,802	$(20,783)	(23.1)%
Scanning software	10,000	15,491	(5,491)	(35.4)%
Merchant fees	643	1,294	(651)	(50.3)%
General and administrative	52,008	5,395	46,613	864.0%

Total Operating Expenses	$131,670	$111,982	$19,688	17.6%

Overall expenses increased by 17.6% from the three months ended June 30, 2009 to the comparable period ended June 30, 2010.  The majority of the increase is attributable to a material increase in general and administrative expenses, primarily related to professional and consulting fees.

During the three months ended June 30, 2010, approximately 46.4% of aggregate expenses are attributable to server costs.  Server costs are directly related to the hosting of our website, storage of content and archival of data.  These costs are integral to our business and are correlated with the number of users and amount of content available on our web site.  Therefore, we believe that we will be required to scale our server capacity, and thereby, server costs, in accordance with increases and decreases in website traffic.

For the nine months ended June 30, 2010 and 2009, the components of our operating expenses were, as follows:

	Nine months ended		Change
	June 30,		2009 to 2010
Expense	2010	2009	$	%

Server costs	$264,829	$234,628	$30,201	12.9%
Scanning software	40,088	38,246	1,842	4.8%
Merchant fees	3,248	3,422	(174)	(5.1)%
General and administrative	63,633	12,430	51,203	411.9%
Forgiveness of debt	(4,500)	-	(4,500)	-%

Total Operating Expenses	$367,298	$352,065	$15,233	4.3%

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Net Income

In the three months ended June 30, 2010, we realized net income of $338,103, which was a $273,698 (or 425.0%) increase compared to the three month period ended June 30, 2009, when our net income was $64,405.  Our net profit margin during the three months ended June 30, 2010 was 72.0%, compared to 36.5% in the year ago three months ended June 30, 2009.

During the nine months ended June 30, 2010, our net income was $637,375, which grew $502,807, or 373.6%, over the comparable period ended June 30, 2009, during which we recorded net income of $134,568.

Despite our reported profitability, we have only been operating for a relatively short period and there is significant uncertainty projecting future profitability.

Liquidity and Capital Resources

As of June 30, 2010, we had $248,926 of cash on hand compared to a June 30, 2009 balance of $55,857 of cash on hand.  This increase in cash was generated organically, primarily through operating activities.  During the nine months ended June 30, 2010, we generated cash from operating activities of $400,852, compared to generating cash from operating activities of $132,463 in the nine months ended June 30, 2009.

Cash utilized in investing activities was $61,899 for the nine months ended June 30, 2010 compared to no cash used during the same period in 2009.  Cash used was primarily for software development and software purchases, during the nine months ended June 30, 2010, necessary for the pursuit of our business objectives and growth strategy.

Cash used by financing activities was $160,721 for the nine months ended June 30, 2010 compared cash used of $76,605 in 2009.  The reduction in donated capital of $160,824 during the nine month period ended June 30, 2010 and $76,605 in the nine month period ended June 30, 2009 is attributable to distributions made to Idle Media, LLC, which was the sole equity member of DatPiff, LLC prior to the acquisition by us of DatPiff, LLC.

Given what we believe to be a competitive edge in the advertising sales market, we are confident our strengths will allow us to achieve our planned objectives, and to generate adequate levels of working capital throughout the fiscal year to end September 30, 2010.  These assumptions, however, may not adequately encapsulate unforeseen economic or industry specific factors that may be beyond our control.  These external forces may restrict growth and advertising spending by our clients, which could, in turn, adversely affect our operations.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

Our management continues to focus on the following initiatives to expand our operations over the next 6-12 months of operations:

1.
Live Concert Series.  We began to launch a series of live concerts throughout the United States and expect to continue to do so periodically.  We feature our most popular DJs and Artists and bring them from the web to our fans, live and in person.  Our first DatPiff Live Concert was held on June 10, 2010 at the Brooklyn Masonic Temple and featured talent from the New York city area.

2.
Strategic Partnerships.  We have and will continue to seek to enter into strategic partnerships with the goal of delivering the best experience for users and increase opportunities for companies to advertise on our Internet properties.  Strategic partnerships allow us to enhance, expand upon and complement our product offerings and increase our market penetration by joining with companies that have significantly greater resources and complementary expertise to ours.

3.
Continue to Innovate by Investing in New Services and Technologies.  We plan to continue to innovate by investing in product development to improve our services, expand the breadth of our service offerings, and maintain compatibility with popular technology standards.

On June 16, 2010, we introduced our first application specifically for smartphone devices: DatPiff Mobile.  Currently, DatPiff Mobile is available for the Apple® iPhone® and iPod touch™, as well as the Palm Pre™ and Pixi™.  We also plans to release new versions of DatPiff Mobile for Android™ and Blackberry® devices. Development is also underway for Microsoft's upcoming Windows Phone 7 platform.

Idle Media's gaming revenue model will incorporate both pay-to-play as well as free-to-play with in-app purchases.  Facebook Credits, a virtual currency platform used for gaming apps, gives users a fast and easy way to buy virtual goods including items from the Facebook Gift Shop.  Facebook Credit is currently being tested and once made available to all developers, Idle Media will incorporate into its Facebook game application(s).
4.
Expand through acquisitions of strategic technologies or properties.  Prior to becoming a public company, our focus was primarily on internal development of websites and services.  In the recent quarter ended June 30, 2010, we have made a distinct effort to expand our business by strategically acquiring websites and source code that could provide us with technology and knowledge we can use to develop additional revenue generating properties.

To that end, on June 28, 2010, we acquired Backyard Buddies, a popular gaming application on the social media website www.Facebook.com.  Via this foray into online gaming, management plans to incorporate both pay-to-play as well as free-to-play with in-app purchases.  Furthermore, having the source code for Backyard Buddies will allow our development team to more easily and readily develop additional Facebook applications for that websites more than 400,000,000 registered members.

On July 20, 2010, we entered into a letter of intent to acquire three more websites:  www.prisonblock.com, www.chixr.us, and www.tweetvibe.com.  These websites provided instant access to markets we had previously not targeted.  Prison Block is an online gaming application that provides access to a demographic of young male users, while Chix R Us taps into the female niche.  Tweetvive provides access to 'themes' for Twitter user profiles.

Most recently, on August 17, 2010, the Company announced that it had acquired www.HipHopEarly.com, an online music destination for the latest in Hip Hop single pre-releases.  This acquisition fits synergistically with DatPiff.com's current audience and customer base.

We may hire independent web developers over the next 12 months to provide certain services or work on specific projects on our behalf.  At this time, these developers are expected to be hired on a contracted basis, not as employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of Idle Media, Inc. (Nevada corporation), and its wholly-owned subsidiary Datpiff, LLC (Pennsylvania limited liability corporation).  All significant inter-company balances and transactions have been eliminated.  Idle Media, Inc. and Datpiff, LLC will be collectively referred herein to as the “Company”.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. The Company enters into contracts to distribute sponsored listings and banner advertisement with its direct and indirect advertisers.  Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime.  The indirect advertisers provide the Company with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings).  The Company recognizes its portion of the bid price based upon the contractual agreement.  Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on its website.  Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers.

The Company generates subscription revenue from weekly, monthly and annual premium subscriptions for downloading music on its website.  Revenue is recognized on a straight line basis over the subscription period.  The Company receives payment from its customers at the start of the subscription period and the Company does have deferred revenue for the unearned portion of the subscription period.  For the monthly and annual subscriptions, the Company utilizes a mid-month method convention to record revenue.

The Company generates revenue from sponsorships on their website.  The sponsorship revenue is recorded upon receipt of the payment and is generally for a short period of time.  The sponsorships allow artists a prominent placement on the Company’s website to increase their chances of downloading their music.

Concentrations
For the nine months ended June 30, 2010, 6 customers accounted for 71% of sales.  As of June 30, 2010, 4 customers accounted for 76% of the accounts receivable balance.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2010-21 and believes that none of them will have a material effect on the company’s financial statements.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in insuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Risk Factors

We have a limited operating history for you to evaluate our business.

We have been engaged in the business of internet music and social networking service for only a short amount of time, and have limited current operations.  The business of developing and maintaining websites is inherently risky.  As company with limited operating history, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies.  We may never overcome these obstacles.

The success of our paid premium subscription service depends upon our ability to add new subscribers and retain existing subscribers.

We cannot assure you that we will be able to attract new subscribers or that existing subscribers will continue to subscribe.  Users of our free services may choose not to become paid subscribers, and paid subscribers may decide to cancel their subscriptions, for many reasons including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition.  In addition, any reduction in our current level of marketing and advertising expenditures may result in a reduction in the number of new trial and paid subscribers.

The early stages of subscription services such as ours are characterized by higher than normal churn rates.  Existing paid subscribers may cancel their subscriptions to our service for many reasons, including those described above in this risk factor. We cannot guarantee that we will be able to maintain or further reduce subscriber cancellation levels.  If we are unable to add new paid subscribers and retain customers we may be unable to achieve a profitable business model.

Intense competition in the internet social networking industry and in the music media industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established internet social networking sites, as well as many smaller and/or newer sites.  As a music media company, we compete for consumers and advertisers with other companies in the music media business, including internet, television and print media companies.  In addition to music, there are numerous entertainment products and services available to consumers and, as a result, we also compete with companies that operate in the television, movie and video game industries.  If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected.  The effect of such competition has been to put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers.

As compared to us, many of our competitors have:

•      significantly longer operating histories and greater brand recognition;

•      greater financial, management and other resources.

If we are unable to compete effectively in our market, our revenue and profitability may be adversely affected.

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	consumer adoption of new services;

•	changes in the mix of our revenues and our users represented by our various services;

•	fluctuations in traffic levels on our websites, which can be significant as a result of business, financial and other news events;

•
adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	expenses incurred in connection with the development of our digital music distribution services;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	fluctuating and unpredictable demand for advertising.

Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others.

Our success depends in part on our ability to:

•	obtain copyrights or trademarks or rights to copyrights or trademarks, where necessary, and to maintain their validity and enforceability;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks.  Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability.  In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third party claims of infringement against us), there can be no assurance that we would prevail.  Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition.

If a copyright or trademark infringement claim is brought against us for liabilities that are not covered or that exceed our insurance coverage, we could be forced to pay substantial damage awards, which could affect our profitability.

The marketing and webcasting of recorded music and video content, most of which have been created using the input of a number of creative personnel, including musicians, producers, mixers, film directors and others, may result in disputes over ownership of rights.  If a dispute arises challenging our ownership or other rights, we may be exposed to copyright and/or trademark claims by third parties.  We may not be able to maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses.

In the event a copyright and/or trademark claim is brought against us:

•	we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us; or

•	such party could secure injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute or market our products.

If we fail to obtain a necessary licenses or other rights to proprietary rights held by third parties, it could preclude the sale, manufacture, distribution or exhibition of our products and could materially adversely affect our revenue and profitability.  Defending any copyright and/or trademark claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business operations and results of operations.

Our ability to increase our revenue will depend on our ability to increase market penetration of our current social networking and music media products and to evolve our product mix.

The social networking industry and the music industry are, by their nature, businesses that rely upon the acceptance of its creative product by the marketplace.  Much of our ability to increase revenue will depend on:

•	expanding the market penetration of our current offerings to consumers; and

•	the successful evolution of our product mix.

While we are constantly evaluating the marketplace and evolving our offerings of content and internet features, we may not be able to anticipate shifting tastes of our customer base and the creative content offered by us may fall out of favor with our consumers.  If we are unable to expand the market penetration of our current products or anticipate changes in consumer taste, our revenue could be reduced.

Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online and mobile commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•
our encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or our music content;

•
we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

•
someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ intellectual property, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions;

•	we may be unable to scale our infrastructure with increases in customer demand; or

•	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and our revenues alone will not alone be sufficient to fund our operations or planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs.  We may be unable to obtain additional capital required.  Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants.  Our inability to raise additional funds when required may have a negative impact on our operations and financial results.

Future acquisitions, development and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.  We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Loss of Marcus Frasier, our President and Chief Executive Officer, could impair our ability to operate.

If we lose our key employees, such as Marcus Frasier, our President and Chief Executive Officer, our business could suffer.  Our success is highly dependent on our ability to attract and retain qualified computer programmers and management personnel.  We are highly dependent on our management and the loss of this person’s services could have a material adverse effect on our operations.  If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.  We do not have key-man life insurance in place for any person working for us.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Stock Exchange Agreement and Plan of Reorganization (1)

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (2)

(b) By-Laws (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Marcus Frasier

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

NOTES:
(1) Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K filed on March 23, 2010.
(2) Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form S-1 filed on December 11, 2008.

8-K Filed Date	Item Number

May 24, 2010	Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition of Assets
Item 3.02 Unregistered Sales of Equity Securities
Item 5.01 Changes in Control of Registrant
Item 5.02 Departure of Directors or Certain Officers Election of Directors; Appointment of Certain Officers
Item 5.03 Amendments to Articles of Incorporation
Item 5.06 Change in Shell Company Status
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Idle Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Marcus Frasier	President, CEO and Director	August 23, 2010
Marcus Frasier

/s/ Marcus Frasier	Chief Financial Officer	August 23, 2010
Marcus Frasier

/s/ Marcus Frasier	Chief Accounting Officer	August 23, 2010
Marcus Frasier