Form 10-K
period 2010-09-30
Idle Media, Inc.
filed 2011-01-13
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _____________

Commission File Number: 333-156069

IDLE MEDIA, INC.
(Name of small business issuer in its charter)

Nevada	26-2818699
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

216 Centre Avenue Leesport, PA	19533
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (484) 671-2241

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
________________________
________________________	________________________
________________________

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

__________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity were sold: $6,099,473 as of January 12, 2011.

The number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2011 was 58,483,250.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

IDLE MEDIA, INC.

FORM 10-K
For the year ended September 30, 2010

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates”  and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

On March 18, 2010, National Golf Emporium, Inc. entered into a Stock Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with Idle Media LLC (“LLC”), a Pennsylvania Limited Liability Corporation, pursuant to which NGLF acquired 1,000 membership units, constituting all of the issued and outstanding membership units, of DatPiff, LLC (“DP”), a Pennsylvania Limited Liability Corporation, from LLC in consideration for the issuance of 40,000,000 restricted shares of the common stock of NGLF (“Exchange”).  Closing of the Exchange Agreement was contingent upon LLC supplying the audited financial statements of DatPiff, LLC, as required by Regulation S-X of the Securities Exchange Act of 1934, among other terms and conditions specified in the Exchange Agreement.

In connection with the Exchange Agreement, Bryan Sawarynski, the Principal NGLF Shareholder, holding 69,000,000, or approximately 85%, of the 81,483,250 total issued and outstanding common stock of NGLF, agreed to cancel his ownership of 63,000,000 common shares of NGLF (“Cancellation”).  Subsequent to the Cancellation, Mr. Sawarynski will hold 6,000,000 shares of common stock of NGLF.

The Exchange Agreement resulted in a change in control of NGLF, with LLC owning 40,000,000 shares of common stock of NGLF, out of a total of 58,483,250 issued and outstanding shares, after giving effect to the Exchange and Cancellation.  Also, Marcus Frasier and Kyle Reilly were elected directors of NGLF and appointed as its executive officers.  As a result of the Exchange Agreement, (i) DP became a wholly-owned subsidiary of NGLF and (ii) NGLF succeeded to the business of DP as its sole business.  Accordingly, on February 23, 2010, NGLF amended its articles of incorporation in the State of Nevada to change its name from “National Golf Emporium, Inc.” to “Idle Media, Inc.”

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

Revenue Sources

We currently have 3 revenue streams 1) Advertising 2) Premium Subscriptions and 3) Sponsorships/Features.

Advertising Revenues: For advertising services, we can earn revenue as follows:

Banner advertising – we earn revenue when an advertiser purchases advertising space within our website and “impressions” are delivered.  An “impression” is delivered when an advertisement appears on our website and the page is viewed by members.

DatPiff sells display and video advertising on its website.  It is offering for sale display ads, video ads, pop-ups and banner ads that are available in standard internet advertising formats.  Video within display ads can be auto or user initiated with either a click or mouseover.  Banners are available in all types, including Leaderboard, Skyscraper, and Menu placements.

We work with many of the leading online ad networks who specialize in delivering ads to users in our demographic.  We are currently in discussions with additional parties for the sale of advertising space on our website.

Premium Subscriptions

DatPiff gives users the option to pay a fee to bypass downloading restrictions on the site due to bandwidth restrictions.  We generate subscription revenue from weekly, monthly and annual premium subscriptions.

Sponsorships/Features

Sponsorships and Features are paid by Artists and DJ's. They allow downloading of their music without restriction and also provide more prominent placement on the Company's website.

The DatPiff Website

Visitors to DatPiff.com can watch music videos or listen to mixtapes uploaded by Artists and DJ’s.  All content on our site is created by users for users.  In order to download content, visitors must register with us by providing minimal information.

A basic membership to DatPiff.com is open to all and free of charge.  The feature-rich environment of DatPiff.com will include numerous Web 2.0 and proprietary technologies to enable communication and interaction between members and content provided on the site.  Premium membership subscriptions are available to users who want maximum benefit and no bandwidth restrictions.

Areas of Growth

Over the next twelve months, we plan to develop or acquire other websites in the online gaming and mobile markets, as well as pursue offline revenue streams such as hosting or promoting concerts and shows.

Intellectual Property

We have not tried to register copyrights or patents on any of our software programs, methods, or other ideas, but we believe that some of our computer code may have common law copyright protection.  In addition, the content of our video production is subject to common law copyright protection.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary.  These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our methods and features, and we cannot determine the extent to which our methods and features are being pirated. Further, the laws of some foreign countries do not protect our proprietary rights as well as the laws of the United States.

Competition

The Internet advertising and online markets in which our brand operates is rapidly evolving and intensely competitive, and we expect competition to intensify in the future.  We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce.  Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

Competitive parameters include the range of our product offerings, the performance and quality of our products and services, the reliability of our infrastructure, our expertise and experience in streaming media technology, our scalability and capacity, ease of use, the price of our services, and the level of customer support.

The market for our services is highly competitive.  The sector that we operate in is evolving and growing rapidly, and companies are continually introducing new products and services.  In many cases, competitors may have longer operating histories, more customers, greater financial strength, more name recognition, and larger technical staffs. These competitors may be able to attract customers more easily because of their financial resources and, awareness in the market and free subscriptions because of advertising revenue. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Infrastructure, Operations and Technology

DatPiff utilizes a cluster of servers mated with various technology to deliver services to our users.  Our core consists of one web server, one processing server, a massive storage server, and an additional server to handle our database requirements.  We make use of third party audio fingerprinting technology to proactively scan for copyrighted material and we deliver our content to end users via a global CDN network that chooses the best location to serve content from.

Dependence on One or a Few Major Customers

For the years ended September 30, 2010 and 2009, four customers accounted for approximately 59% of sales and five customers accounted for approximately 75% of the sales, respectively.  As of September 30, 2010 and 2009, four customers accounted for 80% of the accounts receivable balance and two customers accounted for 54% of the accounts receivable balance, respectively.  Revenues and earnings can fluctuate from period to period, based upon both factors outside of our control and the level of our sales and marketing efforts.  Although our customers are expected to vary from period to period, we anticipate that our results of operations in any given period will depend to a significant extent upon revenues from a small number of customers.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.  The loss of, or a significant reduction in revenues from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid-search advertising to online gaming sites, the legality of sweepstakes, promotions and gaming sites generally, and the regulation of content in various jurisdictions.

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

Employees

As of September 30, 2010, we had a staff of 2 full-time employees, both of whom are officers of the Company.  We have no employment agreements with our staff. None of our employees are represented by a labor union, and we consider our employee relations to be excellent.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports audited by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Our websites and online properties exist in an industry subject to:

•	rapid technological change;
•	the proliferation of new and changing media and games;
•	frequent new product introductions and updates; and
•	changes in customer demands.

Any of the above changes that we fail to anticipate could reduce the demand for our games and online properties, as well as any future products we may introduce in the future.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

A decline in the popularity of our websites and other online properties will negatively impact our business.

Our primary source of revenues is from advertising on our websites.  These revenues are dependent upon our ability to attract new users and, as well as existing user activity on our sites, among other things.  If we are unable to maintain or extend web traffic to, and use of, our sites, our advertising revenues may be adversely affected.

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

Subscription services such as ours are characterized by higher than normal churn rates.  Existing paid subscribers may cancel their subscriptions to our service for many reasons, including those described above in this risk factor. We cannot guarantee that we will be able to maintain or further reduce subscriber cancellation levels.  If we are unable to add new paid subscribers and retain customers we may be unable to maintain a profitable business model.

Intense competition in the internet social networking industry and in the music media industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established internet social networking sites, as well as many smaller and/or newer sites.  As an online media and gaming company, we compete for consumers and advertisers with other companies, including internet, television and print media companies.  In addition to music, there are numerous entertainment products and services available to consumers and, as a result, we also compete with companies that operate in the television, movie and video game industries.  If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected.  The effect of such competition has been to put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers.

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

If we fail to obtain necessary licenses or other rights to proprietary rights held by third parties, it could preclude the sale, manufacture, distribution or exhibition of our products and could materially adversely affect our revenue and profitability.  Defending any copyright and/or trademark claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business operations and results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	fluctuations in revenue from our advertising sales business as new media competitors;
•	changes in the market for downloads of music videos and audio recordings;
•	changes in the market for online advertising;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to businesses in the online music media, entertainment, marketing and social networking businesses;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASD's automated quotation system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

Our principal office is located at 216 Centre Avenue, Leesport, PA 19533.  The space is provided at no charge to us by Marcus Frasier, an officer and director.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

From time to time, we may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against or involving us that could reasonably be expected to have a material adverse effect on our business and financial condition.

There are no pending legal proceedings against us.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock has been quoted on the NASD’s OTC Bulletin Board under the trading symbol “IDLM” since November 2, 2009.  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended September 30, 2010	High	Low

First Quarter	$1.01	$1.01
Second Quarter	$2.09	$0.55
Third Quarter	$2.15	$0.32
Fourth Quarter	$0.67	$0.22

On September 30, 2009 the closing bid price on the OTC Bulletin Board for our common stock was $0.45 per share.
The shares quoted are not now, but could become subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Shares Available Under Rule 144

As of January 12, 2011, we had 58,483,250 shares of common stock outstanding,  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.	1% of the then outstanding shares of our common stock; or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least one year previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this Annual Report, we have 58,483,250 shares of $0.001 par value common stock issued and outstanding held by 91 shareholders of record.

Dividends

We have never declared or paid any cash dividends on its common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of September 30, 2010, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Recent Sales of Unregistered Securities

In April 2008, 5,000,000 shares were issued to Bryan Sawarynski in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In September 2008, we completed a Regulation D Rule 506 offering in which we sold 542,750 shares of common stock to 34 investors, at a price per share of $0.10 per share for an aggregate offering price of $54,275. The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §§230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or sale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in September 2008 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On May 19, 2010, we issued 40,000,000 restricted shares of common stock to Idle Media LLC (IM), a Pennsylvania Limited Liability Corporation in consideration of all of the issued and outstanding membership units of Datpiff, LLC, a Pennsylvania Limited Liability Corporation.  The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were sold directly by us and did not involve a public offering or general solicitation.  The offering was not underwritten and no commissions or finders’ fees were paid.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Overview

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

We have developed and operate a website at the url www.datpiff.com with the goal to create a complete music and entertainment resource for broadcasting, promotion, marketing, distribution, licensing, communication and user generated content online.  To that end, we have created a platform for fans, bands, artists, and internet DJs and VJs to connect with each other while discovering great music and entertainment.  DatPiff.com provides a platform for artists and DJs to upload their music and videos.  This content is generated by users of the site and is available to stream and/or download.  Users may also embed and share content across the internet.  All mixtapes on our site are provided from DJs and Artists for promotional use only.  We do not sell mixtapes.

On August 17, 2010, we announced that we acquired the website www.HipHopEarly.com, an online music destination for the latest in Hip Hop single pre-releases for $25,000 in cash from a related party (an officer and director of the Company).

On August 30, 2010, we entered into a General Conveyance, Transfer, Assignment and Bill Of Sale with Idle Media LLC, a related-party entity (a majority shareholder of the Company and an entity owned and controlled by an officer and director of Idle Media, Inc.), pursuant to which we acquired various Internet properties, including, but not limited to, various Uniform Resource Locators (“URLs”), source codes, domain names and other technologies and information necessary to operate the Internet Properties, (the “Assets”).  In exchange for the Assets, we paid consideration of US$45,000, in cash, to LLC for the following websites:
Web Property	Cash Amount Paid

Prison Block	$40,000

Chixr.us	$4,000

Tweetvibe	$1,000

Results of Operations

Revenues

We generate revenues primarily from three sources:

1.	Advertising from third party referral sources,
2.	Paid Subscriptions by users to access premium privileges on our website and
3.	Advertising Sponsorships that we attract directly through our own internal efforts.

Advertising revenues are directly correlated with website traffic; the more visitors we have to our website, the more attractive it is for advertising companies to place various types of ads on it.  The table below shows a year over year comparison of website traffic information:

	October 2008 – September 2009	October 2009 – September 2010	Change (%)

Visits	69,231,716	110,695,991	59.89%

Unique Visitors	17,275,157	31,650,895	83.22%

Pageviews	470,540,170	870,041,199	84.90%

Additionally, in the past 12 months we have also increased our online portfolio of websites from one site, to six sites, and now have mobile applications across four operating systems, including: Google® Android™; Apple® iPhone® and iTouch™; Palm Pre™ and Pixi™; and Blackberry® 4.6+ devices.

During the years ended September 30, 2010 and 2009, our revenues were distributed, as follows:

	For the years ended
	September 30,		Change
Revenue Source	2010	2009	$	%

Advertising	$1,334,403	$543,323	$791,080	145.60%
Subscriptions	63,539	65,682	(2,143)	(3.26)%
Sponsorships	29,150	17,321	11,829	68.29%
Less: Returns and allowances	(1,569)	(1,362)	(207)	15.20%

Total Revenues	$1,425,523	$624,964	$800,559	128.10%

Subscription revenues declined just over 3% from the year ended September 30, 2009 to 2010.  We believe this is attributable to our management deciding to focus less on attracting premium subscribers and more on increasing advertising sources and revenues.  Resultantly, we experienced a dramatic 146% increase in third-party advertising revenue and a 68% increase in sponsorship revenues during the year ended September 30, 2010 compared to the year ended September 30, 2009, as we added new advertising providers during the most recent fiscal year.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of server costs, software licenses, merchant fees and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the years ended September 30, 2010 and 2009, the components of our operating expenses were, as follows:

	For the years ended
	September 30,		Change
Expense	2010	2009	$	%

Server costs	$329,171	$331,167	$(1,996)	(0.60)%
Scanning software	51,164	53,247	(2,083)	(3.91)%
Merchant fees	4,163	4,720	(557)	(11.80)%
General and administrative	113,237	12,025	101,212	841.68%
	(4,500)	-	(4,500)	NMF%

Total Operating Expenses	$493,235	$401,159	$92,076	22.95%

Overall expenses increased by 23% from the year ended September 30, 2009 to the comparable period ended September 30, 2010.  A significant portion of the increase is attributable to material increases in: (1) marketing expenses, as we hosted public concerts and events in efforts to promote and generate awareness of our web properties; and (2) professional fees, primarily related to accounting and consulting fees associated with being a public reporting entity.

Merchant fees incurred as a result of processing credit/debit card transactions for subscription payments decreased $557, or 12%, year over year, primarily due to the decline in subscription revenues generated during the fiscal year ended September 30, 2010, relative to the year ended September 30, 2009.

Music scanning fees are paid to Audible Magic, a third-party audio fingerprinting technology service that scans all music uploaded to Datpiff.com for potential copyright infringement.  Audio files identified as containing copyrighted material is automatically identified and prevented from being made available on our site.  The slight decrease in scanning software fees, during the year ended September 30, 2010 compared to the year ended September 30, 2009, is primarily attributable to credits received from Audible Magic for slight problems with the software we experienced.

Server costs are directly related to the hosting of our website, storage of content and archival of data, and are integral to our business.  We use third-party companies specializing in hosting and data storage, which charge us based upon bandwidth and storage use.  In the comparable years ended September 30, 2010 and 2009, server costs remained relatively stable, decreasing less than 1% year over year, despite our experiencing a substantive increase in web traffic over the same period.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the year ended September 30, 2010, we realized net income of $746,523, after deducting provision for income taxes of $185,765.  In the comparable year ended September 30, 2009, provision for income taxes were $0, which resulted in net income of $223,805.  Year-over-year, net income increased approximately 234%, or $522,718, from the year ended September 30, 2009 to September 30, 2010.  Our net profit margin during the year ended September 30, 2010 was 52%, compared to 36% in the year ago period ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $381,494 of cash on hand compared to a September 30, 2009 balance of $70,694 of cash on hand.  This increase in cash was generated organically, primarily through operating activities.  During the year ended September 30, 2010, we generated cash from operating activities of $797,038, compared to generating cash from operating activities of $149,389 in the year ended September 30, 2009.

Cash utilized in investing activities was $325,517 for the year ended September 30, 2010 compared to no cash used during the same period in 2009.  Cash used was due primarily to loans made to a related party entity (majority shareholder of Idle Media, Inc. and entity owned and controlled by an officer and director of Idle Media, Inc.) to cover various operational expenditures of the entity in the amount of $222,045.  We also utilized cash for software development and software purchases during the year ended September 30, 2010, necessary for the pursuit of our business objectives and growth strategy.

Cash used by financing activities was $160,721 for the year ended September 30, 2010 compared to cash used of $78,695 in 2009.  The reduction in retained earnings of $166,824 during the year ended September 30, 2010 and $78,695 in the year ended September 30, 2009 is attributable primarily to distributions made to Idle Media, LLC (a majority shareholder of the Company and an entity owned and controlled by an officer and director of Idle Media, Inc.), which was the sole equity member of DatPiff, LLC prior to the acquisition by us of DatPiff, LLC.

Given what we believe to be a competitive edge in the advertising sales market, we are confident our strengths will allow us to achieve our planned objectives, and to generate adequate levels of working capital throughout the fiscal year ended September 30, 2011.  These assumptions, however, may not adequately encapsulate unforeseen economic or industry specific factors that may be beyond our control.  These external forces may restrict growth and advertising spending by our clients, which could, in turn, adversely affect our operations.
Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

Our management continues to focus on the following initiatives to expand our operations over the next fiscal year:

1.
Host Additional Live Concert Series Events.  We began to launch a series of live concerts throughout the United States and expect to continue to do so periodically.  We feature our most popular DJs and Artists and bring them from the web to our fans, live and in person.  Our first DatPiff Live Concert was held on June 10, 2010 at the Brooklyn Masonic Temple and featured talent from the New York City area.

On September 8, 2010, we held another Live Concert Series event at S.O.B.’s in New York City.  The event sold out, was webcast worldwide, via Ustream at http://www.datpiff.com/live, and was covered by over 25 media outlets, including MTV, Global Grind, Vibe and others.  The show was professionally taped by Blastro using three cameras.  DatPiff is compiling a DVD that it expects to release in the coming months.

2.
Pursue Strategic Partnerships.  We have and will continue to seek to enter into strategic partnerships with the goal of delivering the best experience for users and increase opportunities for companies to advertise on our Internet properties.  Strategic partnerships allow us to enhance, expand upon and complement our product offerings and increase our market penetration by joining with companies that have significantly greater resources and complementary expertise to ours.

3.
Remain Innovative by Investing in New Services and Technologies.  We plan to continue to innovate by investing in product development to improve our services, expand the breadth of our service offerings, and maintain compatibility with popular technology standards.  We are actively tapping the mobile device market by bringing its website content to the Apple® iPhone® and iPod touch™, Palm Pre™ and Pixi™ and Android™ devices, allowing users to stream, view, search, comment and rate content on the go.

On June 16, 2010, we introduced our first application specifically for smartphone devices: DatPiff Mobile.  The DatPiff Mobile application is free and offers DatPiff's complete collection of mixtapes, videos and aggregated news on various handheld devices.  DatPiff Mobile also features streaming, view and search capabilities, comment, rate and favorite on the go.  Currently, DatPiff Mobile is available for the Apple® iPhone® and iPod touch™, Android™, Blackberry®, as well as the Palm Pre™ and Pixi™.  Development is also underway for Microsoft's upcoming Windows Phone 7 platform.  Our Palm Pre™ and Pixi™ application has been honored by Palm in its Webos Hot Apps competition, winning an award for the Palm OS version of DatPiff Mobile.

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

4.
Continue to expand through acquisitions of strategic technologies or properties.  Prior to becoming a public company, our focus was primarily on internal development of websites and services.  During the year ended September 30, 2010, we have made a distinct effort to expand our business by strategically acquiring websites and source code that could provide us with technology and knowledge we can use to develop additional revenue generating properties.

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

On July 20, 2010, we acquired three more websites:  www.prisonblock.com, www.chixr.us, and www.tweetvibe.com.  These websites provided instant access to markets we had previously not targeted.  Prison Block is an online gaming application that provides access to a demographic of young male users, while Chix R Us taps into the female niche.  Tweetvive provides access to 'themes' for Twitter user profiles.

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

The Company generates subscription revenue from weekly, monthly and annual premium subscriptions for downloading music on its website.  Revenue is recognized on a straight line basis over the subscription period.  The Company receives payment from its customers at the start of the subscription period and the Company records deferred revenue for the unearned portion of the subscription period.  For the monthly and annual subscriptions, the Company utilizes a mid-month method convention to record revenue.

The Company generates revenue from sponsorships on their website.  The sponsorship revenue is recorded upon receipt of the payment and is generally for a short period of time.  The sponsorships allow artists a prominent placement on the Company’s website to increase their chances of downloading their music.

Concentrations

For the years ended September 30, 2010 and 2009, 4 customers accounted for 59% of sales and 5 customers accounted for 75% of the sales, respectively.  As of September 30, 2010 and 2009, 4 customers accounted for 80% of the accounts receivable balance and 2 customers accounted for 54% of the accounts receivable balance, respectively.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2010-29 and believes that none of them will have a material effect on the company’s financial statements, except for the one listed below.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Idle Media, Inc.

We have audited the accompanying consolidated balance sheet of Idle Media, Inc. (formerly National Golf Emporium, Inc.) (the “Company”) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idle Media, Inc. (formerly National Golf Emporium, Inc.) as of September 30, 2010, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 12, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datpiff, LLC

We have audited the accompanying balance sheets of Datpiff, LLC as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2009, from inception on September 29, 2008 through September 30, 2008, and from inception on September 29, 2008 through September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datpiff, LLC as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2009, from inception on September 29, 2008 through September 30, 2008, and from inception on September 29, 2008 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
May 5, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009

ASSETS

Current assets:
Cash	$381,494	$70,694
Accounts receivable	266,087	120,421

Total current assets	647,581	191,115

Other assets:
Software development costs	26,572	-
Software, net	6,555	-
Website, net	66,568	-
Total other assets	99,695	-

Total assets	$747,276	$191,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,248	$29,569
Deferred revenues	10,224	14,347
Income tax payable	185,765	-
Total current liabilities	268,237	43,916

Total liabilities	268,237	43,916

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2010 and September 30, 2009	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 58,483,250 and 40,000,000 shares issued and outstanding
as of September 30, 2010 and September 30, 2009, respectively	58,483	40,000
Additional paid-in capital	6,000	-
Note receivable – related party	(222,045)	-
Retained earnings	636,601	107,199
Total stockholders’ equity	479,039	147,199

Total liabilities and stockholders’ equity	$747,276	$191,115

See Accompanying Notes to Consolidated Financial Statements

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	years ended
	September 30,
	2010	2009

Revenue
Advertising revenue	$1,334,403	$543,323
Subscription revenue	63,539	65,682
Sponsorship revenue	29,150	17,321
Less: Returns and allowances	(1,569)	(1,362)
Net revenue	1,425,523	624,964

Operating expenses:
Server costs	329,171	331,167
Scanning software	51,164	53,247
Merchant fees	4,163	4,720
General and administrative	113,237	12,025
Forgiveness of debt	(4,500)	-
Total operating expenses	493,235	401,159

Net income before provision for income tax	932,288	223,805

Provision for income tax	(185,765)	-

Net income	$746,523	$223,805

Net income per share – basic and fully diluted	$0.02	$0.01

Weighted average number of	46,836,271	40,000,000
shares outstanding – basic and fully diluted

See Accompanying Notes to Consolidated Financial Statements

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

						Notes
					Additional	Receivable		Total
	Preferred Shares		Common Shares		Paid-In	Related	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Earnings	Equity
September 29, 2008
Issuance of common stock for expenses paid	-	$-	40,000,000	$40,000	$-	$-	$(37,323)	$2,677

Net loss							(2,677)	(2,677)

Balance, September 30, 2008	-	-	40,000,000	40,000	-	-	(40,000)	-

September 30, 2009
Distributions							(76,606)	(76,606)

Net income							223,805	223,805

Balance, September 30, 2009	-	-	40,000,000	40,000	-	-	107,199	147,199

April 30, 2010
Distributions							(166,824)	(166,824)

May 19, 2010
Recapitalization			18,483,250	18,483			(33,075)	(14,592)

June 15, 2010
Settlement of related party advance							(17,222)	(17,222)

June 30, 2010
Donated capital					6,000			6,000

September 30, 2010
Notes receivable due from related party						(222,045)		(222,045)

Net income							746,523	746,523

Balance, September 30, 2010	-	$-	58,483,250	$58,483	$6,000	$(222,045)	$636,601	$479,039

See Accompanying Notes to Consolidated Financial Statements

IDLE MEDIA, INC.
FORMERLY NATIONAL GOLF EMPORIUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	years ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$746,523	$223,805
Adjustments to reconcile net income
to net cash provided by operating activities:
Expenses paid by the sole member	-	2,089
Impairment expense	833	-
Forgiveness of debt	(4,500)	-
Depreciation and Amortization	3,777	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(145,666)	(120,421)
Increase in accounts payable	14,429	29,569
(Decrease) increase in deferred revenue	(4,123)	14,347
Increase in income tax payable	185,765	-

Net cash provided by operating activities	797,038	149,389

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for notes receivable - related party	(222,045)	-
Payments for software development costs	(26,572)	-
Payments for software	(76,900)	-

Net cash used in investing activities	(325,517)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(166,824)	(78,695)
Donated capital	6,000	-
Cash acquired at merger	103	-

Net cash used in financing activities	(160,721)	(78,695)

NET INCREASE IN CASH	310,800	70,694

CASH AT BEGINNING OF YEAR	70,694	-

CASH AT END OF YEAR	$381,494	$70,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of related party advance	$17,222	$-
Acquisition of fixed assets at merger	$833	$-
Acquisition of security deposit at merger	$500	$-
Acquisition of accounts payable at merger	$(33,250)	$-

See Accompanying Notes to Consolidated Financial Statements

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated under the laws of the State of Nevada on April 25, 2008 as National Golf Emporium, Inc. (“NGLF”).  The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items. Activities during the development stage include developing the business plan and raising capital.

On February 23, 2010, the Company amended its articles of incorporation and changed its name from National Golf Emporium, Inc. to Idle Media, Inc.

On March 18, 2010, Idle Media, Inc. entered into a Stock Exchange Agreement and Plan of Reorganization with Idle Media, LLC to acquire 1,000 membership units, constituting all of the issued and outstanding membership units of Datpiff, LLC in consideration for the issuance of 40,000,000 restricted shares of common stock of Idle Media, Inc.  (“Exchange”).  Closing of the Exchange Agreement was contingent upon Datpiff, LLC supplying the audited financial statements of Datpiff, LLC, as required by Regulation S-X of the Securities Exchange Act of 1934, among other terms and conditions specified in the Stock Exchange Agreement.

In connection with the Stock Exchange Agreement, Bryan Sawarynski, the Principal NGLF Shareholder, holding 69,000,000, or approximately 85%, of the 81,483,250 total issued and outstanding common stock of NGLF, agreed to cancel his ownership of 63,000,000 common shares of NGLF (“Cancellation”).  Subsequent to the Cancellation, Mr. Sawarynski will hold 6,000,000 shares of common stock of NGLF.

On May 19, 2010, the transactions were completed and resulted in a change in control of NGLF, with LLC owning 40,000,000 shares of common stock of NGLF, out of a total of 58,483,250 issued and outstanding shares, after giving effect to the Exchange and Cancellation.  Also, Marcus Frasier and Kyle Reilly were elected directors of NGLF and appointed as its executive officers.  As a result of the Exchange Agreement, (i) DP became a wholly-owned subsidiary of NGLF and (ii) NGLF succeeded to the business of DP as its sole business.  Accordingly, on February 23, 2010, NGLF amended its articles of incorporation in the State of Nevada to change its name from “National Golf Emporium, Inc.” to “Idle Media, Inc.”

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

Cash and Cash Equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  At times such balances may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.  As of September 30, 2010, the Company had $131,494 over the FDIC insurance limit.

Accounts receivable
The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 as of September 30, 2010 and 2009, respectively.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets
Software development costs for internal-use are recorded at cost and are capitalized during the application development stage.  Expenditures for preliminary project activities and post implementation activities are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years of the related assets using the straight-line method for financial statement purposes.  The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the software is completed and is fully operational.  As of September 30, 2010, the Company has not commenced amortization.

The Company capitalizes the costs related to the purchase of software to be used for operations.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the fourth quarter of the year ended September 30, 2010 once the economic benefits of the assets began to be consumed.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the fourth quarter of the year ended September 30, 2010 once the economic benefits of the assets began to be consumed.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2010.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company recognizes revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. The Company enters into contracts to distribute sponsored listings and banner advertisement with its direct and indirect advertisers.  Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime.  The indirect advertisers provide the Company with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings).  The Company recognizes its portion of the bid price based upon the contractual agreement.  Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on its website.  Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers.

The Company generates subscription revenue from weekly, monthly and annual premium subscriptions for downloading music on its website.  Revenue is recognized on a straight-line basis over the subscription period.  The Company receives payment from its customers at the start of the subscription period and the Company records deferred revenue for the unearned portion of the subscription period.  For the monthly and annual subscriptions, the Company utilizes a mid-month method convention to record revenue.

The Company generates revenue from sponsorships on their website.  The sponsorship revenue is recorded upon receipt of the payment and is generally for a short period of time and there is no guaranteed time period for the sponsorship.  The sponsorships allow artists a prominent placement on the Company’s website to increase their chances of downloading their music.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of September 30, 2010 and 2009, the Company did not have any common stock equivalents.

Concentrations
For the years ended September 30, 2010 and 2009, 4 customers accounted for 59% of sales and 5 customers accounted for 79% of the sales, respectively.  As of September 30, 2010 and 2009, 4 customers accounted for 68% of the accounts receivable balance and 2 customers accounted for 54% of the accounts receivable balance, respectively.

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of September, 2010, $185,765 of income tax expense has been incurred.

The Company had elected its tax status in accordance with pass through taxation until May 18, 2010.  As these types of entities are not taxpaying entities for federal or state income tax purposes, no income tax expense or income tax benefit has been recorded for the year ended September 30, 2009. Income or losses are reflected in the stockholders' individual income tax returns.  The Company’s status as a partnership for federal income tax purposes was terminated, effective May 18, 2010.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2010-29 and believes that none of them will have a material effect on the company’s financial statements, except for the one listed below.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early application is permitted.  The Company does not expect the provisions of ASU 2010-29 to have a material effect on the financial position, results of operations or cash flows of the Company, however if the Company may have additional disclosure requirements if the Company completes an acquisition.

NOTE 2 – NOTES RECEIVABLE – RELATED PARTY

Note receivable consists of the following at:

	September 30, 2010	September 30, 2009
Note receivable to an entity owned and controlled by an officer and director of the Company, the entity is also a majority shareholder of the Company, unsecured, 0% interest, due upon demand	$222,045	$-

	$222,045	$-

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following at:

	September 30, 2010	September 30, 2009
Software development costs	$26,572	$-
Accumulated amortization	-	-
	$26,572	$-

Amortization for the years ended September 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 4 – SOFTWARE COSTS

Software costs consist of the following at:

	September 30, 2010	September 30, 2009
Software costs	$6,900	$-
Accumulated depreciation	(345)	-
	$6,555	$-

Amortization for the years ended September 30, 2010 and 2009 was $345 and $0, respectively.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – WEBSITE COSTS

Website costs consist of the following at:

	September 30, 2010	September 30, 2009
Website costs	$70,000	$-
Accumulated amortization	(3,432)	-
	$66,568	$-

Amortization for the years ended September 30, 2010 and 2009 was $3,432 and $0, respectively.

NOTE 6 – DEFERRED REVENUE

As of September 30, 2010 and September 30, 2009, the Company had deferred revenue of $10,224 and $14,347, respectively.  Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On May 19, 2010, Idle Media, Inc. completed its Stock Exchange Agreement and Plan of Reorganization with Idle Media, LLC and acquired 1,000 membership units, constituting all of the issued and outstanding membership units of Datpiff, LLC and issued 40,000,000 restricted shares of common stock of the Company to Idle Media, LLC.  In connection with the Stock Exchange Agreement, a principal shareholder cancelled 63,000,000 of his 69,000,000 shares upon the close of the transaction. The transaction resulted in a change of control and management of Datpiff, LLC became the management of the Company.  For accounting purposes, the acquisition of Datpiff, LLC by Idle Media, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Datpiff, LLC based on the factors demonstrating that Datpiff, LLC represents the accounting acquirer.  (See Note 1)

On June 15, 2010, a related party forgave $17,223 of related party advances and the Company considered it donated capital and recorded it to additional paid in capital.

During the year ended September 30, 2010, a shareholder of the Company paid for $6,000 of accounting expenses on behalf of the Company.  The shareholder does not want to be repaid and is considered donated capital and recorded to additional paid in capital.

As of September 30, 2010, there have been no other issuances of preferred and/or common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – AGREEMENTS

In November 2008, the Company entered into a service agreement with a vendor for a period of one year and shall automatically renew for additional one year periods.  The agreement can be terminated by either party within 30 – 60 days prior to the anniversary of the date of the agreement.  The minimum monthly payment was $3,800.  On July 15, 2009, the Company upgraded its services agreement with an increased monthly volume and the current minimum monthly payment is $5,000.  The minimum monthly payments do not include overage charges if the monthly volume is in excess of the specified amounts.  The future minimum payments for the next twelve months are $60,000.

During the years ended September 30, 2010 and 2009, the Company recorded $51,164 and $53,247 of scanning software costs, respectively.

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

During the year ended September 30, 2010 the Company has disputed billings totaling $54,307 from the vendor for lack of service.  During April 2010, the Company replaced this vendor with a different vendor that provides similar services.  As of September 30, 2010, the Company recorded only $12,017 of these disputed bills to accounts payable because they feel it is probable that they will be able to settle this with the vendor at a minimum amount.

NOTE 10 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the managing member of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  During the years ended September 30, 2010 and 2009, the president of the Company has donated their services to the Company.  In 2010 and 2009, the Company relied on its president for the daily operations.  If the president ceased working with the Company, then they would have difficulty in executing the Company’s current business plan and operations without the expertise of the president.

During the year ended September 30, 2010, the Company purchased various websites from the president of the Company in exchange for cash of $70,000.

NOTE 11 – INCOME TAXES

At September 30, 2010, the Company had a federal operating loss carryforward of $0.

The provision for income taxes consisted of the following components for the year ended September 30, 2010:

Current:
Federal	$185,765
State	-
Deferred	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2010:

Deferred tax asset:	$2,465
Less: Valuation allowance	$-
Net deferred tax asset	$2,465

NOTE 11 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of September 30, 2010 was $2,465.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2010:

Federal statutory rate	34%
State taxes, net of federal benefit	0%
Change in valuation allowance	34%
Effective tax rate	34%

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On December 10, 2010, our Board of Directors approved the dismissal of, and did so dismiss on such same date, Seale & Beers, CPAs as our principal certified independent accounting firm.  None of the reports of Seale & Beers, CPAs on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern paragraph in Seale & Beers, CPAs’ report on its financial statements as of and for either of the past two fiscal years ended December 31, 2009 and 2008.

During our two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Seale & Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Seale & Beers, CPAs’ satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1) of the Securities and Exchange Commission's Regulation S-K.

On December 14, 2010, our Board of Directors approved the engagement of, and we did on such same date engage, De Joya Griffith & Company, LLC, as our independent registered public accounting firm commencing December 14, 2010, for the fiscal year ended December 31, 2010.  During the two most recent years and the subsequent interim period through the date of engagement, neither we nor anyone engaged on our behalf has consulted with De Joya Griffith & Company, LLC regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) or (v) of Regulation S-K).

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended September 30, 2010.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended September 30, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our directors is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  Each officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing or compensation committee.

The following table sets forth certain information regarding the executive officers and directors of the Company as of September 30, 2010:

Name	Position	Period of Service (1)

Marcus Frasier	President and CEO	May 19, 2010 to current

Kyle P. Reilly	Secretary	May 19, 2010 to current

Background of Directors, Executive Officers, Promoters and Control Persons

Marcus Frasier:  Since March 2005, Mr. Frasier has been president of Idle Media LLC, our principal shareholder and Datpiff LLC our wholly owned subsidiary corporation, both of which are engaged in the business of Internet music.

Kyle P. Reilly:  Since July 2008, Mr. Reilly has been director of operations and web content manager for Idle Media LLC and Datpiff LLC, both of which are engaged in the business of Internet music.  From April 2007 to November 2007, Mr. Reilly was a small business counselor with Dun & Bradstreet.  From April 2007 to November 2007, Mr. Reilly was district manager for Conseco Health Insurance Co.  From December 2006 to March 2007, Mr. Reilly was manager and director of operations for Sunset Grille located in Allentown, Pennsylvania.  From April 2005 to November 2006, Mr. Reilly was sales manager for Monumental Life Insurance Co., Allentown, Pennsylvania.

Family Relationships

None.

Board Committees and Independence

At September 30, 2010, we were not required to have any independent members of the Board of Directors.  However, the board of directors has determined that Mr. Frasier has relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, as he is not an “independent director,” as defined in the Marketplace Rules of The NASDAQ Stock Market.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended September 30, 2010 beneficial owners did not comply with Section 16(a) filing requirements applicable to them.

Involvement on Certain Material Legal Proceedings during the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended September 30, 2010 and 2009, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the five other most highly compensated executive officers of the Company in all capacities in which they served

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Marcus Frasier	2010	0	5,807	0	0	0	0	0	5,807
President and CEO	2009	0	0	0	0	0	0	0	0

Kyle P. Reilly	2010	0	0	0	0	0	0	0	0
Secretary	2009	0	0	0	0	0	0	0	0

Employment Contracts And Officers’ Compensation

We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.

Board Committees

As of the date of this Current Report, our Board of Directors has not appointed an audit committee, compensation committee or nominating committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

Directors’ Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

• A breach of a director’s duty of loyalty to us or our stockholders;
• Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
• A transaction from which a director received an improper benefit; or
• An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2010.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class (1)

Common	Marcus Frasier, President (2) 216 Centre Avenue Leesport, PA 19533	0	0%

Common	Kyle P. Reilly, Secretary (2) 216 Centre Avenue Leesport, PA 19533	0	0%

	All Directors and Officers as a group (2 persons)	0	0%

Common	Idle Media, LLC (2) 216 Centre Avenue Leesport, PA 19533	40,000,000	68%

Common	Bryan Sawarynski, Former President and CEO 4484 S. Cole Court Morrison, CO 80465	6,000,000	10%

	Beneficial Owners (2)	46,000,000	78%

Notes to table:

(1)
Beneficial ownership percentages gives effect to the completion of the Exchange and Cancellation, and are calculated based on shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2)
Marcus Frasier is the sole shareholder, the President and a member of the Board of Directors of Idle Media, LLC.  Mr. Frasier is also the sole member of Idle Media, LLC.  Kyle P. Reilly is the Secretary and a member of the Board of Directors of Idle Media, LLC.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2010, we loaned an entity, owned and controlled by an officer and directors of the Company, an aggregate of $222,045 to cover various operational expenditures of the entity.  The loans are due upon demand and bear no interest.

During the year ended September 30, 2010, we purchased various websites from our president in exchange for cash of $70,000.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the fiscal years ended September 30, 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$10,040	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$10,040	$-

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

a. Articles of Incorporation (1)

b. Bylaws (1)

10	Material Agreements

a. Stock Exchange Agreement and Plan of Reorganization (2)

b. General Conveyance, Transfer, Assignment and Bill of Sale (3)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:	(1) Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on December 11, 2008.

(2) Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K previously filed with the SEC on March 24, 2010.

(3) Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K previously filed with the SEC on September 3, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IDLE MEDIA, INC.
(Registrant)

By: /s/ Marcus Frasier, President & CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marcus Frasier	President, CEO and Director	January 12, 2011
Marcus Frasier

/s/ Marcus Frasier	Chief Financial Officer	January 12, 2011
Marcus Frasier

/s/ Marcus Frasier	Chief Accounting Officer	January 12, 2011
Marcus Frasier