Form 10-Q
period 2010-12-31
Idle Media, Inc.
filed 2011-02-22
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

_______________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	58,483,250 shares
(Class)	(Outstanding as at February 22, 2011)

IDLE MEDIA, INC.

PART I – FINANCIAL INFORMATION

Unaudited Interim Condensed Financial Statements

IDLE MEDIA, INC.
(FORMERLY NATIONAL GOLF EMPORIUM, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$707,571	$381,494
Accounts receivable	205,587	266,087
Prepaid expenses	48,691	-
Total current assets	961,849	647,581

Other assets:
Software development costs, net	30,414	26,572
Software, net	6,210	6,555
Property and equipment, net	1,558	-
Website, net	60,735	66,568
Total other assets	98,917	99,965

Total assets	$1,060,766	$747,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,549	$72,248
Deferred revenues	50,916	10,224
Income tax payable	274,095	185,765
Total current liabilities	383,560	268,237

Total liabilities	383,560	268,237

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2010 and September 30, 2010	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 58,483,250 shares issued and
outstanding as of December 31, 2010 and September 30, 2010	58,483	58,483
Additional paid-in capital	6,000	6,000
Note receivable – related party	(145,043)	(222,045)
Retained earnings	757,766	636,601
Total stockholders’ equity	677,206	479,039

Total liabilities and stockholders’ equity	$1,060,766	$747,276

See Accompanying Notes to Consolidated Financial Statements.

IDLE MEDIA, INC.
(FORMERLY NATIONAL GOLF EMPORIUM, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months ended
	December 31,
	2010	2009

Revenue
Advertising revenue	$420,750	$248,742
Subscription revenue	49,186	19,388
Sponsorship revenue	79,294	3,050
Online game revenue	74,045	-
Less: Returns and allowances	(254)	(800)
Net revenue	623,021	270,380

Operating expenses:
Server costs	121,852	93,905
Scanning software	19,372	17,122
Merchant fees	6,917	1,294
General and administrative	55,385	3,086
Consulting – related party	210,000	-
Total operating expenses	413,526	115,407

Net income before provision for income tax	209,495	154,973

Provision for income tax	88,330	-

Net income	$121,165	$154,973

Net income per share – basic and fully diluted	$0.00	$0.00

Weighted average number of common shares
outstanding – basic and fully diluted	58,483,250	40,000,000

See Accompanying Notes to Consolidated Financial Statements.

IDLE MEDIA, INC.
(FORMERLY NATIONAL GOLF EMPORIUM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	three months ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,165	$154,973
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	7,381	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	60,500	(66,302)
Increase in prepaid expenses	(48,691)	-
Increase in accounts payable	(13,699)	(8,806)
(Decrease) Increase in deferred revenue	40,692	(685)
Increase in income tax payable	88,330	-

Net cash provided by operating activities	255,678	79,180

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments on notes receivable - related party	77,002	-
Payments for software development costs	(5,000)	-
Purchases of software and equipment	(1,603)	-

Net cash provided by investing activities	70,399	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(30,000)

Net cash used in financing activities	-	(30,000)

INCREASE IN CASH	326,077	49,180

CASH AT BEGINNING OF PERIOD	381,494	70,694

CASH AT END OF PERIOD	$707,571	$119,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American for interim financial information and with the instructions to Form 10-Q.  They do not include all disclosure required by generally accepted accounting principles in the United States of America.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the current period the Company has determined that account payables was understated due to overages charges related to server costs and cash was improperly recorded as a note receivable due to related party.  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on financial condition, results of operations or cash flows reported in prior periods.   Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the quarter ending March 31, 2011.

Organization
The Company was incorporated under the laws of the State of Nevada on April 25, 2008 as National Golf Emporium, Inc (“NGLF”).  The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items. Activities during the development stage include developing the business plan and raising capital.

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

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  At times such balances may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.  As of December 31, 2010, the Company had $457,571 over the FDIC insurance limit.

Accounts receivable
The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 as of December 31, 2010 and September 30, 2010, respectively.

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

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
Online social gaming revenue is generated by purchasing digital content on the Company’s website and online gaming platforms for use in the Company’s online games and social media applications.  The Company records revenue as the digital content is deposited into the user’s account upon which delivery has occurred and the user has taken possession of the digital content.  Additionally, the Company records revenue for digital content provided over a specified period of time on a straight line basis over the time period (i.e. usually 30 to 90 days). The Company receives payment from its customers at the start of the time period and the Company records deferred revenue for the unearned portion of the time period.  The Company utilizes a mid-month method convention to record revenue.

Concentrations
For the three months ended December 31, 2010, 3 customers accounted for 43% of sales.  As of December 31, 2010, 4 customers accounted for 79% of the accounts receivable balance.

Earnings per share
The Company follows ASC Topic 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of December 31, 2010, the Company did not have any common stock equivalents.

Intangible assets
Software development costs for internal-use are recorded at cost and are capitalized during the application development stage.  Expenditures for preliminary project activities and post implementation activities are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years of the related assets using the straight-line method for financial statement purposes.  The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the software is completed and is fully operational.  The Company commenced amortization during the first quarter of the year ended September 30, 2011 once the economic benefits of the assets began to be consumed which occurred with the launch of a facebook application.  Amortization expense for the three months ended December 31, 2010 totaled $1,158.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment
Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment                                           3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.  Depreciation expense for the three months ended December 31, 2010 totaled $45.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – PREPAID EXPENSES

As of December 31, 2010, the Company had prepaid expenses totaling $48,691 which represent a prepayment of server costs to a vendor.  A portion of this balance will be amortized over the next six months.  The remaining portion will be analyzed as part of the potential restatement.
NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at:

	December 31, 2010	September 30, 2010
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand	$145,043	$222,045

	$145,043	$222,045

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following at:

	December 31, 2010	September 30, 2010
Software development costs	$31,572	$26,572
Accumulated amortization	(1,158)	-
	$30,414	$-

Amortization for the three months ended December 31, 2010 and 2009 was $1,158 and $0, respectively.

NOTE 5 – SOFTWARE COSTS

Software costs consist of the following at:

	December 31, 2010	September 30, 2010
Software costs	$6,900	$6,900
Accumulated amortization	(690)	(345)
	$6,210	$6,555

Amortization for the three months ended December 31, 2010 and 2009 was $345 and $0, respectively.

NOTE 6 – WEBSITE COSTS

Website costs consist of the following at:

	December 31, 2010	September 30, 2010
Website costs	$70,000	$70,000
Accumulated amortization	(9,265)	(3,432)
	$60,735	$66,568

Amortization for the three months ended December 31, 2010 and 2009 was $5,833 and $0, respectively.

NOTE 7 – DEFERRED REVENUE

As of December 31, 2010 and September 30, 2010, the Company had deferred revenue of $50,916 and $10,224, respectively.  Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the three months ended December 31, 2010, there have been no other issuances of preferred and/or common stock.

IDLE MEDIA, INC. (FORMERLY NATIONAL GOLF EMPORIUM, INC.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS AND OPTIONS

As of December 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 – AGREEMENTS

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

The following is a schedule by year of future minimum payments required under the service agreement:

Year	Amount
2010	$60,000

During the three months ended December 31, 2010 and 2009, the Company recorded $19,372 and $17,122 of scanning software costs, respectively.

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

During the nine months ended June 30, 2010 the Company has disputed billings totaling $54,307 from the vendor for lack of service.  During April 2010, the Company replaced this vendor with a different vendor that provides similar services.  As of December 31, 2010, the Company did not record these disputed bills to accounts payable because they feel it is probable that they will be able to settle this with the vendor at a minimum amount.

NOTE 11 – RELATED PARTY TRANSACTIONS

On October 1, 2010, the Company entered into a professional services agreement with an entity owned and controlled by an officer and director of the Company.  The term is for 12 months, but can be terminated at any time with a notice of 30 days.  The Company hired the related entity to provide various computer programming and website maintenance services.  During the three months ended December 31, 2010, the Company had consulting fees totaling $210,000 due to an entity owned and controlled by an officer and director of the Company.  The consulting fees were recorded as a reduction of the note receivable balance.

Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

Some of the statements contained in this quarterly report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2.	Our ability to generate customer demand for our services;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

During the current period we have determined that accounts payable was understated due to overage charges related to server costs and cash was improperly recorded as a note receivable due to related party.  As of the date of this filing, our management has not had sufficient time to determine the impact of these factors on financial condition, results of operations or cash flows reported in prior periods.  Also, management has not been able to determine whether there are other complex transactions that have not been accounted for correctly.  Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the quarter ending March 31, 2011.

Business Development and Summary

Idle Media is an online media and entertainment company focused on creating a complete music and entertainment resource for broadcasting, promotion, marketing, distribution, licensing, communication, and user generated content online.  We deliver cutting-edge content and online gaming through our portfolio of websites, including: DatPiff.com, a leading provider of online mixtapes and user-generated content; HipHopEarly.com, an online music destination for the latest in Hip Hop single pre-releases; Chixr.us, a tween-focused girl gaming site; PrisonBlock.com, a multi-player social game with over 50,000 users; Backyard Buddies, a casual game designed for Facebook; and Tweetvibe.com, a site where users can purchase unique Twitter backgrounds.

In addition to our web properties, we have developed mobile applications for use across four major mobile operating systems: Apple® iOSTM, Google® Android®, Palm and Blackberry®.  On June 16, 2010, we introduced our first application specifically for smartphone devices: DatPiff Mobile.  The DatPiff Mobile application is free and offers DatPiff's complete collection of mixtapes, videos and aggregated news on various handheld devices.  DatPiff Mobile also features streaming, view and search capabilities, comment, rate and favorite on the go.  During August of 2010, we released a Hip Hop Early mobile application for use on Google® Android® smartphones.  We are continuously working to improve the functionality and performance of our mobile applications, as well as developing additional applications to add to our product offerings.

Our management believes we are favorably positioned to continue to add value to our existing web properties and develop future applications and websites.  We are continuously evaluating areas for improvement and markets that we can profitably serve.

Results of Operations for the three months ended December 31, 2010 and 2009

Revenues

We generate revenues from four sources:

1.	Advertising from third party referral sources,
2.	Paid Subscriptions by users to access premium privileges on our websites,
3.	Advertising Sponsorships that we attract directly through our own internal efforts and
4.	Purchases of premium deliverable content from our online games.

Advertising revenues are directly correlated with website traffic; the more visitors we have to our website, the more attractive it is for advertising companies to place various types of ads on it.  The table below shows a comparison of website traffic information for the three months ended December 31, 2010 and 2009:

	For the three months ended December 31,
	2010	2009	Change (%)

Visits	40,345,009	23,420,287	72.3%

Unique Visitors	12,140,570	6,978,376	74.0%

Pageviews	251,244,044	193,259,110	30.0%

During the three months ended December 31, 2010 and 2009, our revenues were distributed, as follows:

	For the three months
	ended December 31,		Change
Revenue Source	2010	2009	$	%

Advertising	$420,750	$248,742	$172,008	69.2%
Subscriptions	49,186	19,388	29,798	153.7%
Sponsorships	79,294	3,050	76,244	2,499.8%
Online games	74,045	-	74,045	* %
Less: Returns and allowances	(254)	(800)	546	(68.3)%

Total	$623,021	$270,380	$352,641	130.4%

* Not divisible by zero.

Revenue from all sources experienced increases in the three month period ended December 31, 2009 to the comparable period ended December 31, 2010.  Management attributes the increases to the growth in visitor traffic, as well as the addition of web properties and mobile applications. Due to the increasing visibility and popularity of our sites, advertising sponsorships rose a dramatic 2,500%, from $3,050 in the three months ended December 31, 2009 to $79,294 in the comparable period ended December 31, 2010.

Most notably, our online gaming division began to generate material revenues during the most recent quarter ended December 31, 2010, as opposed to none in any prior period.  These revenues are related principally to users purchasing in-game boosts and other items.  Our management is hopeful that as the user bases of these games grow, we will see a corresponding increase in online gaming revenue.  However, this revenue source is relatively new and has only recently begun to contribute materially to our operations and we are unable to forecast prospects for our online games.

We are continuously refining our products to maximize revenue, while providing a satisfying user experience.  Blending the two disparate objectives is an art form that we are attempting to master and slight dips in revenue may occur in future periods, as a result.

The nature of our business dictates that we defer certain revenues streams.  For example, in the Prison Block game, users are able to purchase “respect” in varying times frames, from 30 to 90 days.  As a result, we defer revenue for any unearned portion of the unused time period.  This holds true across the range of our web portfolio.  Deferred revenue as of December 31, 2010 and September 30, 2009 were $50,916 and $10,224, respectively.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of server costs, software licenses, merchant fees and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.

For the three months ended December 31, 2010 and 2009, the components of our operating expenses were, as follows:

	Three months ended		Change
	December 31,		2009 to 2010
Expense	2010	2009	$	%

Server costs	$121,852	$93,905	$27,947	29.8%
Scanning software	19,372	17,122	2,250	13.1%
Merchant fees	6,917	1,294	5,623	434.5%
General and administrative	55,385	3,086	52,299	1,694.7%
Consulting – related party	210,000	-	210,000	* %

Total Operating Expenses	$413,526	$115,407	$298,119	258.3%

* Not divisible by zero.

Overall expenses increased by 258% from the three months ended December 31, 2009 to the comparable period ended December 31, 2010.  The majority of the increase is attributable to an agreement we entered into as of October 1, 2010 for information technology consulting services to be provided by Idle Media, LLC, a related party entity, at a rate of $70,000 per month.  The agreement may be cancelled at any time by either party with 30 days’ notice and without penalty.  These services include, primarily, maintenance of existing websites and games and development and programming services for future potential properties.  We believe changes implemented through this agreement have been beneficial, in that our websites and games receive ongoing improvements and back-end improvements, as well as providing for greater advertising and sponsorship capabilities.

We also experienced a substantial increase in general and administrative expenses, primarily related to professional fees paid to accountants and consultants to maintain our public reporting requirements, as well as marketing and advertising fees paid to generate greater awareness of our Internet sites and mobile applications.  Our management believes the majority of these fees are inevitable and is a cost of being a public reporting company.  Additionally, advertising is an important component in being able to attract higher visitor traffic, which in turn, should lead to increased revenue.

Another material component of expenses was merchant fees paid as a result of processing payment transactions.  Merchant fees increased approximately 435% during the comparable three month periods ended December 31, 2010 and 2009.  These fees are positively correlated to subscription, sponsorship and online gaming revenues, whereby any increase in sales processed through services such as Paypal or Google Checkout leads to a direct increase in merchant fees charged to process those transactions; thus our management views merchant fees as an essential part of doing business and expects to continue to see ongoing increases for the foreseeable future.

During the three months ended December 31, 2010, server costs increased nearly 30%.  Server costs are directly related to the hosting of our websites and games, storage of content and archival of data.  We pay a rate for a specific amount of server usage, and are charged overage fees for excess usage.  These costs are integral to our business and are correlated with the number of users and amount of content available on our websites.  We believe that server capacity is scalable, and server costs, as a result, has historically varied in accordance with increases and decreases in website traffic.

Similar to server costs, as usage of DatPiff.com increases, the cost to prevent violating copyrights through the use of music scanning software increases.  Music scanning fees are paid to Audible Magic, a third-party audio fingerprinting technology service that scans all music uploaded to Datpiff.com for potential copyright infringement.  Audio files identified as containing copyrighted material are automatically identified and prevented from being made available on our site.  We experienced a slight increase in scanning software fees during the three months ended December 31, 2010 compared to the comparable period December 31, 2009, due primarily to the need to scan a greater library of audio files.

Income Taxes and Net Income

During the three months ended December 31, 2010, we realized net income before provision for income taxes of $209,495.  In comparison, net income before provision for income taxes during the three months ended December 31, 2009 was $154,973.  Net income before provision for income taxes was $54,522, or 35.2%, higher in the quarter ended December 31, 2010 than the comparable period in 2009.

As a result of generating income, we record an estimate of corporate income taxes we may owe.  For the three months ended December 31, 2010, we recorded a provision for income taxes of $88,330.  However, in the prior period ended December 31, 2009, we did not record any provision for income taxes because our material operations were owned in an LLC that had not been merged with our public reporting entity until May of 2010.  Thus, our LLC income was passed through to the sole member of the LLC and no income taxes were provided for in the corporate entity.

In the three months ended December 31, 2010, we realized net income of $121,165, after deducting provision for income taxes.  In the comparable three month period ended December 31, 2009, we recorded net income of $154,973.

Despite our reported profitability, we have only been operating for a relatively short period and there is significant uncertainty projecting future profitability.

Liquidity and Capital Resources

During the three months ended December 31, 2010, we generated cash from operating activities of $255,678, compared to generating cash from operating activities of $79,180 in the comparable three months ended December 31, 2009.  Our ability to receive cash from operations is due, in part, to our ability to generate greater amounts of revenues from all sources quarter-over-quarter.  Additionally, we typically collect a significant amount of our accounts receivable within a relatively short time frame of 30 to 60 days.  Moreover, nearly all of our online gaming revenues, paid subscriptions and advertising sponsorships are collected in cash at the time of purchase and any lag in collection time is attributed primarily to delays by the payment processor.

Cash provided by investing activities was $70,399 for the three months ended December 31, 2010 compared to no cash used during the same period in 2009.  The increase is attributable primarily to a repayment installment of a note receivable due from a related party entity in the amount of $77,002.

Cash used by financing activities was $0 for the three months ended December 31, 2010 compared to cash used of $30,000 in 2009.  The distribution of $30,000 is attributable to distributions made to Idle Media, LLC, which was the sole equity member of DatPiff, LLC prior to the acquisition by us of DatPiff, LLC.  We have not issued any common stock or debt securities in the three month periods ended December 31, 2010 and 2009.

During the three months ended December 31, 2010, we realized a net increase in cash of $326,077.  In the three month period ended December 31, 2009, we had net cash inflows of $49,180.  The increase in cash of $276,597, or 559.0%, is provided from organic operational cash flows, as opposed to financing arrangements.  As of December 31, 2010, we had $707,571 of cash on hand compared to a December 31, 2009 cash balance of $119,874.

Given what we believe to be a competitive edge in the advertising sales market, we are confident our strengths will allow us to achieve our planned objectives, and to generate adequate levels of working capital throughout the fiscal year to end September 30, 2011.  These assumptions, however, may not adequately encapsulate unforeseen economic or industry specific factors that may be beyond our control.  These external forces may restrict growth and advertising spending by our clients, which could, in turn, adversely affect our operations.

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

On February 3, 2011, we debuted a new mixtape from Sean Kingston on DatPiff.com.  We were the exclusive outlet for the release, Mr. Kingston’s first in five years.  We have also worked with Sean Kingston to assist in the promotion of Tory Lanez, a solo artist signed by Mr. Kingston.

Subsequently, on February 14, 2011, we were the exclusive media outlet for world premieres of four mixtapes: (1) “Love Love vs Hate Love” by Diddy Dirty Money, which was founded by Sean “Diddy” Combs; (2) talented songwriter, rapper and producer Kevin McCall, most known for his hit “Deuces” featuring Chris Brown, premiered “Un-Invited Guest;” (3) Ace Hood (DJ Khaled's artist) released his new mixtape titled “Sex Chronicles;” and (4) Donnie Klang of MTV’s Makin the Band 4 released “Valentine’s Day Mixtape."

Our management hopes to continue to release exclusive content from established and up-and-coming new artists.  We believe we provide a unique medium for artists and DJs to help them distribute their music to as large an audience as possible.

2.
Host Additional Live Concert Series Events.  We began to launch a series of live concerts throughout the United States and expect to continue to do so periodically.  Our first DatPiff Live Concert was held on June 10, 2010 at the Brooklyn Masonic Temple and featured talent from the New York city area.  We featured our most popular DJs and Artists, and brought them from the web to our fans, live and in person.

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

3.
Generate Awareness of Our Web Properties.  We are a relatively small company competing with numerous other gaming, music and social media companies.  To generate awareness of our smaller websites and continue to grow visitor traffic to DatPiff.com, our management believes we must advertise using new media marketing techniques, such as viral marketing, banner advertising and social media campaigns.

As part of this marketing effort, on January 21, 2011, we engaged the social media advertising firm AdParlor, Inc. to manage and deliver pay-per-click ads appearing on Facebook.  This campaign is primarily being used to generate awareness of and encourage use of our PrisonBlock.com massive multiplayer online role playing game and our Backyard Buddies Facebook application.

In addition to advertising on Facebook, we have cross-marketed most of our websites.  For instance, we have placed banners and other ads for Prison Block on the DatPiff website, hoping to steer users of DatPiff.com to the Prison Block website.

We are currently evaluating other methods of increasing traffic to our entire portfolio of sites, although we have not yet set in motion any further advertising campaigns.

4.
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

5.
Continue to expand through acquisitions of strategic technologies or properties.  Our long term plan of operation calls for sustained organic growth.  To date, the acquisitions we have made with cash have been fully and successfully integrated into our business model and we believe that these acquisitions have supported this objective.

Prior to becoming a public company, our focus was primarily on internal development of websites and services.  During the year ended September 30, 2010, we have made a distinct effort to expand our business by strategically acquiring websites and source code that could provide us with technology and knowledge we can use to develop additional revenue generating properties.

To that end, on June 28, 2010, we acquired Backyard Buddies, a popular gaming application on the social media website Facebook.  After the acquisition, we re-coded the game to improve performance and introduce new features, with the relaunch occurring on October 26, 2010.  Via this foray into online gaming, management plans to incorporate both pay-to-play as well as free-to-play with in-app purchases.  Furthermore, having the source code for Backyard Buddies will allow our development team to more easily and readily develop additional Facebook applications for that websites more than 400,000,000 registered members.

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

We believe that there exist additional opportunities for strategic acquisitions that we intend to evaluate and pursue during the fiscal year ended September 30, 2011.  However, there can be no assurance that we will be able to identify a target and consummate an acquisition, or if we are able to so, that such acquisition will be on terms favorable to us and accretive to earnings.

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

Basis of presentation
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American for interim financial information and with the instructions to Form 10-Q.  They do not include all disclosure required by generally accepted accounting principles in the United States of America.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the current period the Company has determined that accounts payable was understated due to overages charges related to server costs and cash was improperly recorded as a note receivable due to related party.  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on financial condition, results of operations or cash flows reported in prior periods.  Also, management has not been able to determine whether there are other complex transactions that have not been accounted for correctly.  Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the quarter ending March 31, 2011.

Principles of Consolidation
The consolidated financial statements include the accounts of Idle Media, Inc. (Nevada corporation), and its wholly-owned subsidiary Datpiff, LLC (Pennsylvania limited liability corporation).  All significant inter-company balances and transactions have been eliminated.  Idle Media, Inc. and Datpiff, LLC will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  At times such balances may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.  As of December 31, 2010, the Company had $457,571 over the FDIC insurance limit.

Accounts receivable
The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 as of December 31, 2010 and September 30, 2010, respectively.

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

Online social gaming revenue is generated by purchasing digital content on the Company’s website and online gaming platforms for use in the Company’s online games and social media applications.  The Company records revenue as the digital content is deposited into the user’s account upon which delivery has occurred and the user has taken possession of the digital content.  Additionally, the Company records revenue for digital content provided over a specified period of time on a straight line basis over the time period (i.e. usually 30 to 90 days). The Company receives payment from its customers at the start of the time period and the Company records deferred revenue for the unearned portion of the time period.  The Company utilizes a mid-month method convention to record revenue.

Concentrations
For the three months ended December 31, 2010, 3 customers accounted for 43% of sales.  As of December 31, 2010, 4 customers accounted for 79% of the accounts receivable balance.

Intangible assets
Software development costs for internal-use are recorded at cost and are capitalized during the application development stage.  Expenditures for preliminary project activities and post implementation activities are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years of the related assets using the straight-line method for financial statement purposes.  The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the software is completed and is fully operational.  The Company commenced amortization during the first quarter of the year ended September 30, 2011 once the economic benefits of the assets began to be consumed which occurred with the launch of a facebook application.  Amortization expense for the three months ended December 31, 2010 totaled $1,158.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective in insuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Stock Exchange Agreement and Plan of Reorganization (1)

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (2)

(b) By-Laws (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Marcus Frasier

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

NOTES:
(1) Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K filed on March 23, 2010.
(2) Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form S-1 filed on December 11, 2008.

8-K Filed Date	Item Number

December 10, 2010	Item 4.01 Changes in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Idle Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Marcus Frasier	President, CEO and Director	February 22, 2011
Marcus Frasier

/s/ Marcus Frasier	Chief Financial Officer	February 22, 2011
Marcus Frasier

/s/ Marcus Frasier	Chief Accounting Officer	February 22, 2011
Marcus Frasier