Form 10-Q/A
period 2011-02-25
Idle Media, Inc.
filed 2011-03-07
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment Number1

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	58,483,250 shares
(Class)	(Outstanding as at February 22, 2011)

*EXPLANATORY NOTE:

Following the filing of the Form 10-Q for the period ending December 31, 2010, the Registrant determined that it had inadvertently included an incorrect version of the financial statements in the version filed with EDGAR on February 22, 2011. This Amendment Number 1 to the Form 10-Q is being filed to incorporate the correct version of the financial statements which had been reviewed by our Registered Independent Certified Public Accounting Firm resulting in several corrections to revenue recognized in the three months ended December 31, 2010, and related items affected thereby.

This Amendment Number 1 is not intended to restate the financial statements as disclosed in the Form 8-K filed (Item 4.02) on February 28, 2011, and as disclosed in Note 1 – of our financial statements in the Form 10-Q and this Form 10Q/A, as those restated financial statements will be filed for the periods referenced in the Form 8-K filed on February 28, 2011, at a subsequent date.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive and principal financial officer are filed as exhibits to this Amendment. This Form 10-Q/A – Amendment Number 1, replaces the previous filing in its entirety.

IDLE MEDIA, INC.

Table of Contents

PART 1 FINANCIAL INFORMATION

PART II OTHER INFORMATION

PART – 2.	Other Information	22

	Risk Factors	22

	Recent Sale of Unregistered Securities	26

	Exhibits and Reports of Form 8-K	27

	SIGNATURES	28

PART I – FINANCIAL INFORMATION

Unaudited Interim Condensed Financial Statements

IDLE MEDIA, INC.
(FORMERLY NATIONAL GOLF EMPORIUM, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$707,571	$381,494
Accounts receivable	205,587	266,087
Prepaid expenses	48,691	-
Total current assets	961,849	647,581

Other assets:
Software development costs, net	30,414	26,572
Software, net	6,210	6,555
Property and equipment, net	1,558	-
Website, net	60,735	66,568
Total other assets	98,917	99,965

Total assets	$1,060,766	$747,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,549	$72,248
Deferred revenues	48,905	10,224
Income tax payable	257,272	185,765
Total current liabilities	364,726	268,237

Total liabilities	364,726	268,237

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2010 and September 30, 2010	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 58,483,250 shares issued and
outstanding as of December 31, 2010 and September 30, 2010	58,483	58,483
Additional paid-in capital	6,000	6,000
Note receivable – related party	(95,563)	(222,045)
Retained earnings	727,120	636,601
Total stockholders’ equity	696,040	479,039

Total liabilities and stockholders’ equity	$1,060,766	$747,276

See Accompanying Notes to Consolidated Financial Statements.

IDLE MEDIA, INC.
(FORMERLY NATIONAL GOLF EMPORIUM, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months ended
	December 31,
	2010	2009

Revenue
Advertising revenue	$420,750	$248,742
Subscription revenue	49,186	19,388
Sponsorship revenue	79,294	3,050
Online game revenue	26,576	-
Less: Returns and allowances	(254)	(800)
Net revenue	575,552	270,380

Operating expenses:
Server costs	121,852	93,905
Scanning software	19,372	17,122
Merchant fees	6,917	1,294
General and administrative	55,385	3,086
Consulting – related party	210,000	-
Total operating expenses	413,526	115,407

Net income before provision for income tax	162,026	154,973

Provision for income tax	71,507	-

Net income	$90,519	$154,973

Net income per share – basic and fully diluted	$0.00	$0.00

Weighted average number of common shares
outstanding – basic and fully diluted	58,483,250	40,000,000

See Accompanying Notes to Consolidated Financial Statements.

IDLE MEDIA, INC.
(FORMERLY NATIONAL GOLF EMPORIUM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	three months ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,519	$154,973
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	7,381	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	60,500	(66,302)
Increase in prepaid expenses	(48,691)	-
Increase in accounts payable	(13,699)	(8,806)
(Decrease) Increase in deferred revenue	38,681	(685)
Increase in income tax payable	71,507	-

Net cash provided by operating activities	206,198	79,180

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments on notes receivable - related party	126,482	-
Payments for software development costs	(5,000)	-
Purchases of software and equipment	(1,603)	-

Net cash provided by investing activities	119,879	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(30,000)

Net cash used in financing activities	-	(30,000)

INCREASE IN CASH	326,077	49,180

CASH AT BEGINNING OF PERIOD	381,494	70,694

CASH AT END OF PERIOD	$707,571	$119,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at:

	December 31, 2010	September 30, 2010
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand	$95,563	$222,045

	$95,563	$222,045

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

NOTE 7 – DEFERRED REVENUE

As of December 31, 2010 and September 30, 2010, the Company had deferred revenue of $48,905 and $10,224, respectively.  Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

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

Advertising revenues are directly correlated with website traffic; the more visitors we have to our website, the more attractive it is for advertising companies to place various types of ads on it.  The table below shows a comparison of website traffic information for the three months ended December 31, 2010 and 2009:

	For the three months ended December 31,
	2010	2009	Change (%)

Visits	40,345,009	23,420,287	72.3%

Unique Visitors	12,140,570	6,978,376	74.0%

Pageviews	251,244,044	193,259,110	30.0%

During the three months ended December 31, 2010 and 2009, our revenues were distributed, as follows:

	For the three months
	ended December 31,		Change
Revenue Source	2010	2009		$	%

Advertising	$420,750	$248,742	$172,008		69.2%
Subscriptions	49,186	19,388	29,798		153.7%
Sponsorships	79,294	3,050	76,244		2,499.8%
Online games	26,576	-	26,576		* %
Less: Returns and allowances	(254)	(800)	546		(68.3)%

Total	$575,552	$270,380	$305,172		112.9%

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

The nature of our business dictates that we defer certain revenues streams.  For example, in the Prison Block game, users are able to purchase “respect” in varying times frames, from 30 to 90 days.  As a result, we defer revenue for any unearned portion of the unused time period.  This holds true across the range of our web portfolio.  Deferred revenue as of December 31, 2010 and September 30, 2009 were $48,905 and $10,224, respectively.

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

Income Taxes and Net Income

During the three months ended December 31, 2010, we realized net income before provision for income taxes of $162,026.  In comparison, net income before provision for income taxes during the three months ended December 31, 2009 was $154,973.  Net income before provision for income taxes was $7,053, or 4.6%, higher in the quarter ended December 31, 2010 than the comparable period in 2009.

As a result of generating income, we record an estimate of corporate income taxes we may owe.  For the three months ended December 31, 2010, we recorded a provision for income taxes of $71,507.  However, in the prior period ended December 31, 2009, we did not record any provision for income taxes because our material operations were owned in an LLC that had not been merged with our public reporting entity until May of 2010.  Thus, our LLC income was passed through to the sole member of the LLC and no income taxes were provided for in the corporate entity.

In the three months ended December 31, 2010, we realized net income of $90,519, after deducting provision for income taxes.  In the comparable three month period ended December 31, 2009, we recorded net income of $154,973.

Despite our reported profitability, we have only been operating for a relatively short period and there is significant uncertainty projecting future profitability.

Liquidity and Capital Resources

During the three months ended December 31, 2010, we generated cash from operating activities of $206,198, compared to generating cash from operating activities of $79,180 in the comparable three months ended December 31, 2009.  Our ability to receive cash from operations is due, in part, to our ability to generate greater amounts of revenues from all sources quarter-over-quarter.  Additionally, we typically collect a significant amount of our accounts receivable within a relatively short time frame of 30 to 60 days.  Moreover, nearly all of our online gaming revenues, paid subscriptions and advertising sponsorships are collected in cash at the time of purchase and any lag in collection time is attributed primarily to delays by the payment processor.

Cash provided by investing activities was $119,879 for the three months ended December 31, 2010 compared to no cash used during the same period in 2009.  The increase is attributable primarily to a repayment installment of a note receivable due from a related party entity in the amount of $126,482.

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

During the three months ended December 31, 2010, we realized a net increase in cash of $326,897.  In the three month period ended December 31, 2009, we had net cash inflows of $49,180.  The increase in cash inflows of $276,897, or 563.1%, is provided from organic operational cash flows, as opposed to financing arrangements.  As of December 31, 2010, we had $707,571 of cash on hand compared to a December 31, 2009 cash balance of $119,874.

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

On August 30, 2010, we acquired three more websites:  www.prisonblock.com, www.chixr.us, and www.tweetvibe.com.  These websites provided instant access to markets we had previously not targeted.  Prison Block is an online gaming application that provides access to a demographic of young male users, while Chix R Us taps into the female niche.  Tweetvive provides access to 'themes' for Twitter user profiles.

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

Idle Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Marcus Frasier	President, CEO and Director	March 4, 2011
Marcus Frasier

/s/ Marcus Frasier	Chief Financial Officer	March 4, 2011
Marcus Frasier

/s/ Marcus Frasier	Chief Accounting Officer	March 4, 2011
Marcus Frasier