Form 10-Q
period 2012-06-30
Idle Media, Inc.
filed 2012-08-17
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number 000-54736

IDLE MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2818699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 S. Centre Avenue, Leesport, PA	19533
(Address of principal executive offices)	(Zip Code)

(484) 671-2241
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2012 was 58,483,250 shares.

IDLE MEDIA, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IDLE MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$809,675	$1,123,895
Accounts receivable	163,695	249,871
Prepaid expenses	40,000	33,000
Deferred tax asset	-	67,029

Total current assets	1,013,370	1,473,795

Fixed assets, net	28,320	2,352
Intangible assets, net	50,242	79,885

Total assets	$1,091,932	$1,556,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$84,482	$142,178
Deferred revenue	16,369	15,108
Accrued expenses and other current liabilities	474,882	749,549
Total current liabilities	575,733	906,835

Total liabilities	575,733	906,835

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares
authorized, 58,483,250 shares issued and outstanding at
September 30, 2011 and June 30, 2012	58,483	58,483
Additional paid-in capital	-	17,223
Retained earnings	1,069,560	1,022,096
Non-controlling interest	(611,844)	(448,605)
Total stockholders' equity	516,199	649,197

Total liabilities and stockholders' equity	$1,091,932	$1,556,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011

Advertising and sponsorship revenue	$967,069	$587,919	$2,588,179	$1,753,602
Subscription and gaming revenue	35,110	86,284	132,818	231,804
Other revenue	-	4,757	20,834	11,164
Total revenue	1,002,179	678,960	2,741,831	1,996,570

Cost of sales	448,137	329,370	999,549	863,063

Gross Profit	554,042	349,590	1,742,282	1,133,507

Operating expenses:
Selling, general and administrative	620,367	409,807	1,568,221	759,934
Depreciation and amortization	11,013	8,885	31,672	26,393
Research and development	-	12,399	3,751	22,062
Total operating expenses	631,380	431,091	1,603,644	808,389

Income (loss) from operations	(77,338)	(81,501)	138,638	325,118

Net income (loss) before provision for income taxes	(77,338)	(81,501)	138,638	325,118
Provision for income taxes	27,096	18,997	(37,618)	(120,348)
Net income (loss)	(50,242)	(62,504)	101,020	204,770
Net income (loss) attributable to non-controlling interest	78	(27,223)	31,159	(18,733)

Net income (loss) attributable to Idle Media, Inc.	$(50,320)	$(35,281)	$69,861	$223,503

Income (loss) per common share - Basic:	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares of common stock outstanding - basic	58,483,250	58,483,250	58,483,250	58,483,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$101,020	$204,770
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	31,672	26,393
Changes in operating assets and liabilities:
Accounts receivable	86,176	39,305
Prepaid expenses	(7,000)	-
Deferred tax asset	67,029	6,907
Accounts payable	(45,121)	(28,482)
Deferred revenue	1,261	7,191
Accrued expenses and other current liabilities	(274,667)	220,774
Net cash (used in) provided by operating activities	(39,630)	476,858

Cash flows from investing activities:
Purchase of fixed assets	(27,997)	(3,138)
Net cash used in investing activities	(27,997)	(3,138)

Cash flows from financing activities:
Deemed distribution to related party	(50,000)	-
Distributions	(2,195)	(2,346)
Distribtuions to non-controlling interest holders	(194,398)	(22,608)
Net cash used in financing activities	(246,593)	(24,954)

Net increase (decrease) in cash	(314,220)	448,766

Cash and cash equivalents beginning of period	1,123,895	461,404

Cash and cash equivalents at end of period	$809,675	$910,170

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable assumed by related party	$(12,575)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2011 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

On March 18, 2010, Idle Media, Inc. entered into a Stock Exchange Agreement and Plan of Reorganization with Idle Media, LLC to acquire 1,000 membership units, constituting all of the issued and outstanding membership units of Datpiff, LLC in consideration for the issuance of 40,000,000 restricted shares of common stock of Idle Media, Inc. (“Exchange”). Closing of the Exchange Agreement was contingent upon Datpiff, LLC supplying audited financial statements of Datpiff, LLC, as required by Regulation S-X of the Securities Exchange Act of 1934, among other terms and conditions specified in the Stock Exchange Agreement.

In connection with the Stock Exchange Agreement, Bryan Sawarynski, the Principal NGLF Shareholder, holding 69,000,000, or approximately 85%, of the 81,483,250 total issued and outstanding common stock of NGLF, agreed to cancel his ownership of 63,000,000 common shares of NGLF (“Cancellation”). Subsequent to the Cancellation, Mr. Sawarynski will hold 6,000,000 shares of common stock of NGLF.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

On May 19, 2010, the transactions were completed and resulted in a change in control of NGLF, with Idle Media, LLC owning 40,000,000 shares of common stock of NGLF, out of a total of 58,483,250 issued and outstanding shares, after giving effect to the Exchange and Cancellation. Also, Marcus Frasier and Kyle Reilly were elected directors of NGLF and appointed as its executive officers. As a result of the Exchange Agreement, (i) DP became a wholly-owned subsidiary of NGLF and (ii) NGLF succeeded to the business of DP as its sole business. Accordingly, on February 23, 2010, NGLF amended its articles of incorporation in the State of Nevada to change its name from “National Golf Emporium, Inc.” to “Idle Media, Inc.”

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

Principles of Consolidation

The consolidated financial statements include the accounts of Idle Media, Inc. (Nevada corporation), and its wholly-owned subsidiary Datpiff, LLC (Pennsylvania limited liability company) and Idle Media, LLC which is treated as a Variable Interest Entity (VIE) because the Company is the primary beneficiary. All significant inter-company balances and transactions have been eliminated. Idle Media, Inc., Idle Media, LLC, and Datpiff, LLC will be collectively referred herein to as the “Company”.

The consolidated financial statements include the accounts of the Company and Idle Media LLC, its variable interest entity ("VIE") in which the Company is the primary beneficiary. Effective October 1, 2009, the Company adopted the accounting standards for noncontrolling interests and reclassified the equity attributable to its noncontrolling interests as a component of equity in the accompanying consolidated balance sheets.

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

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid is fixed or determinable.  For online sales, the products or services are considered delivered at the time the products or services are made available, digitally, to the end user.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

We generate revenues through music download subscriptions available on our website, sales of virtual currency within our online gaming platforms, and the sale of advertising on the Company’s websites.

Music Subscriptions and Online Game

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Players can pay for our virtual currency using credits or other payment methods such as credit cards or PayPal. Payments received from our on-line customers are non-refundable.  Revenue from sales of virtual currency is recognized at the time the product is made available, digitally, to the end user.

Artists and DJs pay for downloading of their music without restriction and also provide more prominent placement on the Company’s website (sponsorship/features).  Our music subscriptions are paid in advance, typically for monthly, quarterly or annual duration. Subscription revenue is recognized ratably over the related subscription time period.

We estimate chargebacks from third-party payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within our games. We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed or determinable, and we have assessed collectability as reasonably assured. Price is determined to be fixed or determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information from our internal systems. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed.

Variable Interest Entity

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling interests represents the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

Management’s determination of the appropriate accounting method with respect to the Company’s variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board (“FASB”). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

The operations of Idle Media, LLC have been consolidated by the Company due to the Company’s power to direct the activities of the entity that would significantly impact its economic performance and the obligation to absorb potentially significant losses or the rights to receive potentially significant benefits from this entity. The Company evaluates its primary beneficiary designation on an ongoing basis and will assess the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis.

As of June 30, 2012 and September 30, 2011, Idle Media, LLC had the following assets and liabilities included in the Consolidated Balance Sheet:

	June 30,	September 30,
	2012	2011
Total current assets	$7,516	$(6,663)
Total assets	$7,516	$(6,663)
Total current liabilities	$619,360	$441,942
Total liabilities	$619,360	$441,942

As of June 30, 2012 and September 30, 2011 payables to the Company of $619,360 and $415,708, respectively, included in current liabilities were eliminated during consolidation.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Intangible assets

The Company capitalizes the costs related to the purchase of software to be used for operations. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as June 30, 2012.

	June 30,	September 30,
	2012	2011
Software	$118,572	$118,572
Less: accumulated amortization	(68,330)	(38,687)
Intangible assets, net	$50,242	$79,885

Amortization expense charged to operations was $29,643 and $25,868 for the periods ended June 30, 2012 and 2011, respectively.

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and deferred revenue, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 820.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

Earnings per share

The Company follows ASC Topic 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As of June 30, 2012 and 2011, the Company did not have any common stock equivalents.

Recent pronouncements

In December 2011, The FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2 – DEFERRED REVENUE

As of June 30, 2012 and 2011, the Company had deferred revenue of $16,369 and $15,108, respectively. Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 3 – FIXED ASSETS, NET

Fixed assets consisted of the following:

	June 30,	September 30,
	2012	2011
Computer equipment	$31,135	$3,138
Less: accumulated depreciation	(2,815)	(786)
Property, plant and equipment, net	$28,320	$2,352

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

Depreciation expense charged to operations was $2,029 and $525 for the periods ended June 30, 2012 and 2011, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. As of June 30, 2012 no Preferred Stock has been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

Member distributions from Idle Media, Inc. for the nine months ended June 30, 2012 and 2011 were $2,195 and $2,346, respectively.

Member distributions from Idle Media, LLC. for the nine months ended June 30, 2012 and 2011 were $194,398 and $22,608, respectively.

On April 23, 2012, the Company purchased from Idle Media, LLC website assets, valued at $0, for a cash payment of $50,000.  Since the asset did not have a historical value as determined under GAAP, the transaction was recorded as a deemed distribution by Idle Media, Inc.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2012, the Company recorded rent for their office space that was paid to the President of the Company.  Monthly rent is $3,000.  Rent expense recorded as of June 30, 2012 and 2011 was $27,000 and $27,000, respectively.  In May, 2012 the Company entered into an Agreement of Sale to purchase the office building from the President of the Company for the appraised value of $170,000. As of August 14, 2012, the sale has not closed. The Company will continue to make lease payments in the amount of three-thousand ($3,000) per month until the sale closes.

NOTE 6 – INCOME TAX

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, at June 30, 2012, the Company determined that a valuation allowance is not needed to reduce deferred tax assets as the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  The total deferred tax liability, net of tax asset is $37,618 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating income adjusted for the following items:

	June 30,	June 30,
For the nine months ended	2012	2011
Book income for the period	$138,638	$325,118
Adjustments to book income	(31,159)	18,733
Taxable income for the year	107,479	343,851
Estimated effective tax rate	35%	35%
Deferred tax liability, net of tax asset(s)	$37,618	$120,348

As of June 30, 2012, the Company did not have a federal net operating loss carry-forward.

NOTE 7 – SUBSEQUENT EVENTS

In May, 2012 the Company entered into an Agreement of Sale to purchase the office building from the President and CEO Marcus Frasier for the appraised value of $170,000. As of August 14, 2012, the sale has not closed.  The Company will continue to make lease payments in the amount of three-thousand ($3,000) per month until the sale closes.

On July 9, 2012, the Board of Directors nominated and appointed Raphael P. Haddock, the Company’s Chief Operating Officer, as Chief Financial Officer, Secretary and a member of the Board of Directors. In conjunction with this appointment, Craig DeFranco, was reassigned from Chief Financial Officer to the position of Principal Accounting Officer of the Company. In addition, Kyle Reilly resigned as a member of the Board of Directors and as Secretary of the Company. Mr. Reilly will continue to serve as an employee of the Company.

Our wholly-owned subsidiary, DatPiff, LLC, was named in a complaint filed on July 9, 2012 in the United States District Court for the Southern District of New York by Robert Hall, P/K/A “Lord Finesse”, that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

IDLE MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

On August 14, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is on-going and automatically renews every three years.  As consideration the Company will pay an annual base salary of $390,000 and issue a total of 6,000,000 stock options in 2,000,000 blocks over the next three years.  The exercise price for the options shall be $0.50 per share for the first 2,000,000 options issued, $1.00 per share for the second 2,000,000 options issued, and $2.00 per share for the final 2,000,000 options issued.

On August 14, 2012, the Company entered into an employment agreement with its COO and CFO.  The employment agreement is on-going and automatically renews every year.  As consideration the Company will pay an annual base salary of $195,000 and issue a total of 5,263,493 restricted shares of the Company’s common stock to become saleable in 1,754,498 blocks over the next three years if the Company’s market value reached specific indicators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	our ability to implement our business plan;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to efficiently and effectively finance our operations;

o	inability to achieve future sales levels or other operating results;

o	inability to raise additional financing for working capital;

o	inability to efficiently manage our operations;

o	the inability of management to effectively implement our strategies and business plans;

o	the unavailability of funds for capital expenditures and/or general working capital;

o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Idle”, “the Company”, and similar terms refer to Idle Media, Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

Idle Media, Inc. was incorporated on April 25, 2008 in the State of Nevada originally under the name National Golf Emporium, Inc. On February 23, 2010, the Company changed its name from National Golf Emporium, Inc. to Idle Media, Inc. We operate through our wholly-owned subsidiary, DatPiff, LLC, a Pennsylvania limited liability company.

Idle develops and manages websites of free mixtapes for consumers to download music from new and upcoming artists.

Websites and Mobile Applications

Idle Media, Inc. maintains several websites focusing on music, music videos, and games. Our most notable sites are below with a brief description:

DatPiff.com
Hip-hop Mixtape website. Artists, DJs and Labels can upload their mixtapes. We provide free hosting on a great platform and derive revenue from third party advertising and music subscriptions. We have mobile applications on the major mobile platforms and derive some revenue from them, but our primary purpose is to keep our brand with users on the go.

HipHopEarly.com
HipHopEarly revenue is derived solely from advertising.

Clipcartel.com
Urban video site featuring music videos, artist interviews, funny urban videos and more, updated daily. We have mobile applications available on Nook, BlackBerry, Android, and GooglePlay.

Prisonblock.com
We derive revenue from in-game payments (no advertising). Users can buy virtual currency and upgrade their accounts to gain advantages in the game.

Mafiablock.com
We derive revenue from in-game payments (no advertising). Users can buy virtual currency and upgrade their accounts to gain advantages in the game.

Backyardbuddies.com
Backyard buddies is an online game that derives revenue from facebook credits.

Down on the Farm Mobile Application
Down on the farm is an educational game for kids and is available as a mobile application on iPad, Nook, Android, and BlackBerry.

Revenue Sources

We currently maintain and derive revenue from a network of websites and mobile applications. While our mobile applications do derive revenue, their primary goal is to keep the presence of our websites with our audience while on the go and to keep us on the cutting edge with our offerings. We also maintain a network of web-based games and applications that derive revenue by means of micro transactions (virtual currency) for in-game items and advancement.

We currently have 2 revenue streams, advertising and subscriptions.

Advertising Revenues: Advertising revenues are obtained as follows:

•
Banner advertising- we earn revenue when an advertiser purchases advertising space within our website and “impressions” are delivered. An “impression” is delivered when an advertisement appears on our website and the page is viewed by members. We sell display and video advertising on its website. It is offering for sale display ads, video ads, pop-ups and banner ads that are available in standard internet advertising formats. Video within display ads can be auto or user initiated with either a click or mouse over. Banners are available in all types, including Leaderboard, Skyscraper, and Menu placements. We work with many of the leading online ad networks who specialize in delivering ads to users in our demographic. We are continually in discussions with additional parties for the sale of advertising space on their websites.

•	Artists and DJs pay for downloading of their music without restriction and also provide more prominent placement on our website (sponsorship/features).

In order to promote our website and attempt to attract new users, we work with online ad networks who specialize in delivering ads to users in our demographic. We are continually in discussions with additional parties for the sale of advertising space on those parties’ websites.

Subscriptions Revenues: some of our websites generate revenue by offering premium subscriptions or virtual currency in exchange for a subscription cost.

For premium subscriptions, we give users the option to pay a fee to bypass downloading restrictions on the site due to bandwidth restrictions. We generate subscription revenue from weekly, monthly, and annual premium subscriptions.

For virtual currency options, we utilize virtual currency within its online games by allowing players to earn “virtual currency” through game play. Virtual currency can be purchased as well as earned while playing the game. The players then use their earned “virtual currency” to advance to higher levels. Virtual currency has no expiration date and has no cash value once purchased and we cannot track its usage.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011:

Revenues.  Revenues increased to $1,002,179 in the three months ended June 30, 2012 from $678,960 in the three months ended June 30, 2011, representing a 48% increase. The increase in revenues is mainly as a result of an increase in advertising sales. The advertising revenues can be attributed to the success of our website. As traffic increases on the website, advertisers are more inclined to purchase space from us.

Cost of Sales.  Cost of sales increased $118,767, or 36%, to $448,137 in the three months ended June 30, 2012 from $329,370 for the three months ended June 30, 2011. The increase in the cost of sales is a result of an increase in developer expenses of $142,661, an increase in server costs of $59,151, and an increase in merchant fees of $9,624, offset by a decrease in promotional purchases of $3,832. As noted above, the increase in traffic to our website requires additional costs associated with the running and up keep of the website. The increase in developer and server costs correlate to an increase in traffic on our website.

Gross Profit.  For the three months ended June 30, 2012 and 2011, gross profit margins were 55% and 52%, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $329,605, or 114%, to $619,152 for the three months ended June 30, 2012 from $289,547 for the three months ended June 30, 2011. The increase was the result of an increase in administrative salary expenses of $137,447, an increase in advertising expenses of $197,506 offset by a decrease in consulting fees of $155,468.

Depreciation and Amortization. Depreciation and amortization expense increased $2,128 or 24% to $11,013 in the three months ended June 30, 2012 from $8,885 for the three months ended June 30, 2011. The increase was the result of additional assets purchased and placed into service during the period.

Research and Development.  Research and development expenses decreased $12,399, or 100%, in the three months ended June 30, 2012 from $12,399 for the three months ended June 30, 2011. The decrease in research and development expenses was the result of the Company focusing on existing websites.

Loss from Operations. The Company had $77,338 in net loss from operations in the three months ended June 30, 2012, an decrease of $4,163, or 5%, from the net loss from operations of $81,501 during the three months ended June 30, 2011. The decrease was the result of increased revenues from operations off-set with the decrease in research and development expenses.

Net Loss. In the three months ended June 30, 2012, the Company generated a net loss of $50,242, a decrease of $12,262 or 20%, from $62,504 for the three months ended June 30, 2011. This increase was attributable to an increase in revenues off-set by a decrease in research and development expenses and a decrease of $8,099 or 43% in our income tax liability.

Results of Operations for the Nine Months Ended June 30, 2012 and June 30, 2011:

Revenues.  Revenues increased to $2,741,831 in the nine months ended June 30, 2012 from $1,996,570 in the nine months ended June 30, 2011, representing a 37% increase. The increase in revenues is a result of an increase in advertising revenues of 834,577 or 48%, an increase in other revenues of $9,670 or 87%, off-set by a decrease in subscription revenues of $98,986 or 43%. The increase in revenues is mainly as a result of an increase in advertising sales. The advertising revenues can be attributed to the success of our website. As traffic increases on the website, advertisers are more inclined to purchase space from us.

Cost of Sales.  Cost of sales increased $136,486, or 16%, to $999,549 in the nine months ended June 30, 2012 from $863,063 for the nine months ended June 30, 2011. The increase in the cost of sales is a result of an increase in developer expenses of $98,990, an increase in server costs of $39,666, and an increase in merchant fees of $1,860. This was off-set by a decrease in promotional purchases of $4,030.  As noted above, the increase in traffic to our website requires additional costs associated with the running and up keep of the website. The increase in developer and server costs correlate to an increase in traffic on our website.

Gross Profit.  For the nine months ended June 30, 2012 and 2011, gross profit margins were 63% and 57%, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $808,287, or 106%, to $1,568,221 for the nine months ended June 30, 2012 from $759,934 for the nine months ended June 30, 2011. The increase was mainly the result of an increase in administrative salary expenses of $374,590, an increase in advertising expenses of $495,909 offset by a decrease in consulting fees of $129,851.

Depreciation and Amortization. Depreciation and amortization expense increased $5,279 or 20% to $31,672 in the nine months ended June 30, 2012 from $26,393 for the nine months ended June 30, 2011. The increase was the result of additional assets purchased and placed into service during the period.

Research and Development.  Research and development expenses decreased $18,311, or 83%, to $3,751 in the nine months ended June 30, 2012 from $22,062 for the nine months ended June 30, 2011. The decrease in research and development expenses was the result of the Company focusing on existing websites.

Income from Operations. The Company had $138,638 in net income from operations in the nine months ended June 30, 2012, a decrease of $186,480, or 57%, from the net income from operations of $325,118 during the nine months ended June 30, 2011. The decrease was the result of an increase in revenues and a decrease in research and development expenses, off-set by an increase in selling, general, and administrative expenses and depreciation and amortization expenses.

Net Income. In the nine months ended June 30, 2012, the Company generated a net income of $101,020, a decrease of $103,750 or 51%, from $204,770 for the nine months ended June 30, 2011. This decrease was attributable to an increase in revenues, a decrease in research and development expenses and a decrease in income tax expense, off-set by an increase in selling, general, and administrative expenses, an increase in depreciation and amortization expense.

Liquidity and Capital Resources

As of June 30, 2012, we had $809,675 in cash and cash equivalents, $163,695 in accounts receivable, and $40,000 in prepaid expenses. The following table provides detailed information about our net cash flow for the nine months ended June 30, 2012 and 2011.

In summary, our cash flows were as follows:

	Nine months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(39,630)	$476,856
Net cash used in investing activities	(27,997)	(3,138)
Net cash used in financing activities	(246,593)	(24,954)
Net increase/(decrease) in Cash	(314,220)	448,766
Cash and cash equivalents, beginning of period	1,123,895	461,404
Cash and cash equivalents, end of period	$809,675	$910,170

Operating activities

Net cash used in operating activities was $39,630 for the nine months ended June 30, 2012, as compared to net cash provided by operating activities of $476,856 for the same period in 2011. The decrease of cash during the nine months ended June 30, 2012 was primarily due to net income of $69,861 and decreases in accounts receivable of $86,176, depreciation adjustments of $31,672, and income from the non-controlling entity of $31,159, offset by increases in prepaid expenses of $7,000, decreases in accrued expenses of $274,667, and a decrease in accounts payable of $45,121.

Net cash provided by operating activities was $476,858 for the nine months ended June 30, 2011. The increase in cash during the nine months ended June 30, 2011 was due to net income of $223,503 coupled with increases in accrued liabilities of $220,774 and depreciation adjustments of $26,393.  These were offset by a loss from the non-controlling entity of $18,733, a decrease in accounts receivable of $39,305 and a decrease in accounts payable of $28,482.

Investing activities

Net cash used in investing activities was $27,997 for the nine months ended June 30, 2012, as compared to $3,137 used in investing activities for the same period in 2011. The increase in net cash used in investing activities was primarily due to the purchase of fixed assets.

Financing activities

Net cash used in financing activities for the nine months ended June 30, 2012 was $246,593, as compared to $24,954 for the same period of 2011. The increase of net cash used in financing activities was mainly attributable to a deemed distribution to a related party of $50,000, member distributions through our wholly owned subsidiary, Datpiff, LLC of $2,195, and distributions to noncontrolling interest holders of $194,398.

Off-Balance Sheet Arrangements

As of the date of this Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Marcus Frasier and Principal Financial Officer, Raphael Haddock, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II--OTHER INFORMATION

Item 1.               Legal Proceedings.

Our wholly-owned subsidiary, DatPiff, LLC, was named in a complaint filed on July 9, 2012 in the United States District Court for the Southern District of New York by Robert Hall, P/K/A “Lord Finesse”, that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims.

The Company does not believe there is any merit to the allegations and will vigorously defend this action.

As of the date of this Report, the Company was not subject to any other material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Item 1A. Risk Factors.

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

As compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as, greater financial, management, and other resources.

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

• someone could circumvent our security measures and misappropriate our partners’ or our customers’ intellectual property, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

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

RISKS RELATED TO OUR COMMON STOCK

Concentrated Ownership. An excess of a majority of our outstanding voting securities are held by less than 10 persons and they can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Idle Media, LLC, owns 68% of our outstanding voting securities and, accordingly, has effective control of us and may have effective control of us for the near and long term future. Marcus Frasier, our President, CEO and a Director, is the sole membership interest holder, President and a member of the Board of Directors of Idle Media, LLC. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these people.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

If we fail to remain current on our reporting requirements, we may be subject to sanctions from the SEC and could cease to be qualified to have our common stock traded in the public market.

We have prior history of not being in compliance with our reporting obligations under the Securities Exchange Act of 1934, failing to file quarterly reports and one annual report since 2011. In order for our common stock to be included on the OTC QB, we must maintain our periodic public filings and public reporting requirements on a timely basis. If we are unable to comply with those requirements we may be subject to sanctions from the SEC and we will not be approved for inclusion on the OTC QB. Without a public trading market, a stockholder may not be able to liquidate their shares.

If we fail to remain current on our reporting requirements, we could be removed from the Over the Counter QB (OTC QB), which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC QB, which we intend to file for inclusion of our common stock, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC QB. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC QB by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC QB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC QB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2012 and through the present, we have not sold unregistered securities.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Special Meeting of the Board of Directors at which a quorum was present on July 9, 2012, the Board of Directors nominated and appointed Raphael P. Haddock, the Company’s Chief Operating Officer, as Chief Financial Officer, Secretary and a member of the Board of Directors. In conjunction with this appointment, Craig DeFranco, was reassigned from Chief Financial Officer to the position of Principal Accounting Officer of the Company. In addition, Kyle Reilly resigned as a member of the Board of Directors and as Secretary of the Company. Mr. Reilly will continue to serve as an employee of the Company.

On August 14, 2012, we entered into an employment agreement with our CEO, Marcus Frasier.  The employment agreement is on-going and automatically renews every three years.  As consideration the Company will pay an annual base salary of $390,000 and issue a total of 6,000,000 stock options in 2,000,000 blocks over the next three years.  The exercise price for the options shall be $0.50 per share for the first 2,000,000 options issued, $1.00 per share for the second 2,000,000 options issued, and $2.00 per share for the final 2,000,000 options issued.

On August 14, 2012, we entered into an employment agreement with our COO and CFO, Raphael Haddock.  The employment agreement is on-going and automatically renews every year.  As consideration the Company will pay an annual base salary of $195,000 and issue a total of 5,263,493 restricted shares of the Company’s common stock to become saleable in 1,754,498 blocks over the next three years if the Company’s market value reached specific indicators.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDLE MEDIA, INC.

Date: August 16, 2012	By:	/S/ Raphael Haddock
Raphael Haddock, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)