Form 10-Q/A
period 2012-06-30
Idle Media, Inc.
filed 2012-09-07
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 000-54736

IDLE MEDIA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-2818699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 S. Centre Avenue, Leesport, PA	19533
(Address of principal executive offices)	(Zip Code)

(484) 671-2241
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2012 was 58,483,250 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Idle Media, Inc. (the “Company”) for the quarterly period ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2012. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

Part II Other Information

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

101**
The following financial information from Idle Media, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*   Previously filed
** Filed herewith

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

Date: September 7, 2012

IDLE MEDIA, INC.

	By:	/s/ Raphael Haddock
Raphael Haddock
Chief Financial Officer and Chief Operating Officer