Form 10-Q/A
period 2012-06-30
Idle Media, Inc.
filed 2012-09-28
CIK 1451520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Idle Media, Inc. (the “Company”) for the quarterly period ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2012. The Amendment is being filed to re-submit Exhibit 101 in the mandated detail-tagged format. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

Date: September 28, 2012

IDLE MEDIA, INC.

	By:	/s/ Raphael Haddock
Raphael Haddock
Chief Financial Officer and Chief Operating Officer