Form 10-Q/A
period 2012-06-30
Idle Media, Inc.
filed 2013-12-30
CIK 1451520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 3

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Yes     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on December 30, 2013 was 60,746,743 shares.

IDLE MEDIA, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to Idle Media, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 17, 2012 (as amended on September 7, 2012 and September 28, 2012) is to correct errors in the financial statements as described in Note 1 of the Notes to Consolidated Financial Statements. Necessary conforming changes have been made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing financial information, as applicable.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding, among other things, our results of operations, liquidity, cash flows and business prospects. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things:

●	our ability to diversify our operations;
●	our ability to implement our business plan;
●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to efficiently and effectively finance our operations, including capital expenditures and/or general working capital;
●	inability to achieve future sales levels or other operating results;
●	inability to raise additional financing on term acceptable to us for working capital or other corporate purposes;
●	inability to efficiently manage our operations;
●

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	the fact that we have had and continue to have material weaknesses in our internal control over financial reporting;
●	deterioration in general or regional economic conditions;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other risks, including those set forth in Item 1A “Risk Factors,” discussed in Amendment No. 5 to our Registration Statement on Form 10. Forward-looking statements may appear throughout this Report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Report, references to “we,” “our,” “us,” “Idle,” “IDLM,” the “Company” and similar terms refer to Idle Media, Inc. and its subsidiaries, unless the context indicates otherwise.

WHERE YOU CAN FIND OTHER INFORMATION

Our website is www.idlemedia.com. Information contained on our website is not part of this Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

 IDLE MEDIA, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Restated)

	June 30, 2012	September 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$798,999	$1,120,677
Accounts receivable	163,695	259,752
Prepaid expenses	40,000	33,000
Total current assets	1,002,694	1,413,429

Fixed assets, net	28,320	2,351
Intangible assets, net	24,507	36,650

Total assets	$1,055,521	$1,452,430

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$84,482	$142,178
Deferred revenue	16,032	15,109
Accrued expenses and other current liabilities	365,246	539,979
Total current liabilities	465,760	697,266

Total liabilities	465,760	697,266

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 58,483,250 shares issued and outstanding at June 30, 2012 and September 30, 2011	58,483	58,483
Additional paid-in capital	29,798	17,223
Related party receivable	(262,730)	(24,481)
Retained earnings	764,210	703,939
Total stockholders' equity	589,761	755,164

Total liabilities and stockholders' equity	$1,055,521	$1,452,430

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Restated)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Advertising and sponsorship revenue	$972,846	$664,254	$2,617,549	$1,981,862
Subscription and gaming revenue	34,933	14,708	135,347	14,708
Other revenue	-	-	4,380	-
Total revenue	1,007,779	678,962	2,757,276	1,996,570

Cost of sales	435,452	329,371	999,437	919,520
Gross Profit	572,327	349,591	1,757,839	1,077,050

Operating expenses:
Selling, general and administrative	636,450	409,440	1,570,682	761,441
Depreciation and amortization	5,180	3,051	14,172	8,893
Research and development	-	12,399	3,316	19,523
Total operating expenses	641,630	424,890	1,588,170	789,857

Income (loss) from operations	(69,303)	(75,299)	169,669	287,193

Net income (loss) before provision for income taxes	(69,303)	(75,299)	169,669	287,193
Provision for income taxes	24,065	26,355	(59,398)	(100,517)

Net income (loss)	$(45,238)	$(48,944)	$110,271	$186,676

Income (loss) per common share - Basic	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares of common stock outstanding - basic	58,483,250	58,483,250	58,483,250	58,483,250

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Restated)

	Nine months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$110,271	$186,676
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,172	8,893
Changes in operating assets and liabilities:
Accounts receivable	96,057	32,023
Related party receivable	(238,249)	(5,753)
Prepaid expenses	(7,000)	-
Accounts payable	(45,121)	27,958
Deferred revenue	923	-
Accrued expenses and other current liabilities	(174,734)	227,583
Net cash (used in) provided by operating activities	(243,681)	477,380

Cash flows from investing activities:
Purchase of fixed assets	(27,997)	(3,138)
Net cash used in investing activities	(27,997)	(3,138)

Cash flows from financing activities:
Deemed distribution to related party	(50,000)	-
Net cash used in financing activities	(50,000)	-

Net increase (decrease) in cash	(321,678)	474,242

Cash and cash equivalents beginning of period	1,120,677	428,142
Cash and cash equivalents at end of period	$798,999	$902,384

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable assumed by related party	$(12,575)	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in US dollars, have been prepared by Idle Media, Inc. (together with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2011 and notes thereto included in Amendment No. 5 to the Company’s Registration Statement on Form 10 filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for interim periods are not necessarily indicative of results for the entire year.

Organization

The Company is a digital media company which develops and maintains a family of websites focused on the urban market. Foremost of these sites is DatPiff.com, a mixtape website launched in 2005 that features Rap and Hip-hop music. The Company’s other sites include HipHopEarly.com, which streams Hip-hop tracks of the day, and Clipcartel.com, a video site featuring music videos, artist interviews and viral clips. Additionally, the Company has a games division and has developed and maintains both web-based games and mobile apps.

The Company was incorporated under the laws of the State of Nevada on April 25, 2008 as “National Golf Emporium, Inc.” On February 23, 2010, the Company amended its articles of incorporation and changed its name to Idle Media, Inc.

On March 18, 2010, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with Zoeter, LLC (formerly Idle Media, LLC) (“Zoeter”) to acquire 100% of the issued and outstanding membership units of DatPiff, LLC (“DatPiff”) in consideration for the issuance to Zoeter of 40,000,000 restricted shares of common stock of Idle Media, Inc. (the “Exchange”). Closing of the Exchange was contingent upon DatPiff supplying its audited financial statements as required by Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) among other terms and conditions specified in the Exchange Agreement.

In connection with the Exchange Agreement, Bryan Sawarynski, the then principal shareholder of the Company, holding 69,000,000, or approximately 85%, of the 81,483,250 then total issued and outstanding shares of common stock of the Company, agreed to cancel his ownership of 63,000,000 common shares (the “Cancellation”). Subsequent to the Cancellation, Mr. Sawarynski held 6,000,000 shares of common stock of the Company.

On May 19, 2010, the Exchange and Cancellation were completed, resulting in a change in control of the Company, with Zoeter owning 40,000,000 shares of common stock of the Company, or 68.4% of the 58,483,250 then total issued and outstanding shares. As a result of the consummation of the Exchange, (i) DatPiff became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of DatPiff as its sole business. Also, Marcus Frasier (the sole member of Zoeter) and Kyle Reilly were elected directors of the Company and appointed as its executive officers.

For accounting purposes, the acquisition of DatPiff by Idle Media, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of DatPiff based on the factors demonstrating that DatPiff represents the accounting acquirer. The Company changed its business direction and now develops and manages DatPiff.com, a website of free mixtapes for consumers to download music from new and upcoming Rap and Hip Hop artists, as well as other music, music video and game websites and mobile phone applications.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Idle Media, Inc. (Nevada corporation) and its wholly-owned subsidiary DatPiff, LLC (Pennsylvania limited liability company). All significant inter-company balances and transactions have been eliminated. Idle Media, Inc. and DatPiff are collectively referred herein to as the “Company”.

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

Restatement

The Company initially filed its Registration Statement on Form 10 reporting Zoeter, the Company’s majority shareholder which is owned by Marcus Frasier, Chief Executive Officer and President of the Company, as a variable interest entity under Accounting Standards Codification (“ASC”) 810-10-45-16, “Variable Interest Entity”. On January 3, 2013, the Company determined that it is no longer able to conclude that Zoeter constitutes a variable interest entity, necessitating the restatement of its financial statements (the “Restatement”). In addition, the Company determined that during the fiscal years ended September 30, 2010 and 2011, certain revenues recorded by Zoeter were derived by DatPiff.com, an asset of DatPiff and therefore properly allocable to DatPiff, and that Zoeter had little activity requiring subordinated financial support, as a result of which certain expenses recorded by Zoeter were properly allocable to DatPiff. These amounts had previously been eliminated in consolidation.

Zoeter created DatPiff.com in 2008. Zoeter established and maintained bank and PayPal accounts that received payments in connection with DatPiff.com. When Zoeter subsequently transferred the website to its then wholly-owned subsidiary, DatPiff, on March 15, 2009 the bank and PayPal accounts connected with DatPiff.com remained with Zoeter. Following consummation of the Exchange on May 19, 2010, because of logistical problems in creating a new PayPal account for the Company related to DatPiff.com, or transferring the existing PayPal account to the Company, certain cash generated by DatPiff.com continued to be paid into the PayPal account owned by Zoeter. Zoeter continued to record cash receipts and disbursements as revenues and expenses within its ledger, when in fact such revenues and expenses should have been allocated to, and recorded by, DatPiff. Due to the treatment of Zoeter as a variable interest entity, the effect on the Company’s financial statements was eliminated in consolidation.

Following its determination that Zoeter is not a variable interest entity and in connection with the Restatement, the Company has analyzed all transactions beginning March 15, 2009 (the date of transfer of DatPiff.com to DatPiff) through June 30, 2012, to determine which revenues are allocable to DatPiff based on which entity’s property generated the revenues and, because cash from the legacy PayPal account was used to pay expenses of the Company, the Company has also analyzed those transactions to determine the extent to which revenue attributed to Zoeter was used to pay expenses or other obligations of the Company.  To the extent to which the Company, Zoeter and DatPiff shared assets in operating their respective businesses during this period, it is impracticable for the Company to attribute the expenses generated by the respective entities or the shared portion of the expenses. and accordingly, the Company has based its allocation of expenses for the shared assets for the fiscal years ended September 30, 2010 and 2011 on the percent of revenues generated by the applicable website and the owner of that website.

The Company filed a Current Report on Form 8-K with the SEC on January 15, 2013 to report its determination that the Restatement was necessary, and subsequently filed Current Reports on Form 8-K/A with the SEC on January 28, 2013, February 7, 2013 and February 21, 2013, to provide further information regarding the Restatement in which preliminary information was reported, certain of which the Company has determined to have been erroneous. In particular, in its Current Reports on Form 8-K/A filed with the SEC on February 7, 2013 and February 21, 2013, the Company reported the existence of a receivable from Zoeter of $1,077,000 which, as explained below, among other things resulted from incorrectly recording as amounts owed to the Company $623,279 that had been generated by DatPiff prior to the consummation of the Exchange and therefore properly allocated to Zoeter.

The Company has recorded the allocated revenues and expenses from Zoeter within its income statement with a corresponding adjustment to the previously-reported receivable from Zoeter. As set forth on the Company’s restated financial statements, this receivable (shown as accounts receivable, related party, in the restated Consolidated Balance Sheets for the fiscal years ended September 30, 2010 and 2011, set forth below), in the amount of $24,481, comprises $586,430 in allocated revenues offset by $245,161 in allocated cost of sales and $319,118 in allocated operating expenses. The remaining $2,330 relates to cash paid to Marcus Frasier, the Company's CEO primarily for income tax expenses relating to income generated by DatPiff. The previously erroneously reported amount of $1,077,000 included $1,142,996 of revenues generated by DatPiff prior to the Exchange and therefore properly allocable to Zoeter, and did not adjust for post-Exchange expenses allocable to the Company of $519,717. (See Note 5 for additional information regarding this receivable.) The Company has determined that Zoeter is legally obligated to repay the receivable and intends to seek an agreement with Zoeter pursuant to which the receivable will be repaid.  Because Zoeter is considered a related party, the Company has recorded the receivable from Zoeter as a reduction in stockholders’ equity in accordance with ASC 310-10-S99-3 (SAB Topic 4.G) and Rule 5-02.30 of Regulation S-X.

In addition, because Mr. Frasier is the sole owner of Zoeter, a pass-through entity, the erroneous allocation of revenues to Zoeter resulted in Mr. Frasier being assessed personal income tax on those amounts. As this revenue was actually Company revenue used primarily to pay expenses of the Company, Mr. Frasier incurred these additional taxes on behalf of the Company and the Company therefore reimbursed him for such amounts. As a result of the Restatement, this revenue will now be reported as revenue of the Company in the Company’s tax filings. The Company understands that Zoeter and Mr. Frasier will amend their tax returns to reflect the changes in income and expenses as a result of the Restatement. As such, Mr. Frasier may receive a tax refund for the period for which he was previously reimbursed for tax liabilities by the Company. To the extent that Mr. Frasier does receive a refund, the Company and Mr. Frasier intend to enter into an agreement whereby any such refund will be paid over by Mr. Frasier, up to the amount of the reimbursement that Mr. Frasier had received from the Company.

PLEASE NOTE THAT PURSUANT TO ASC 250-10-50-7 WE ARE REQUIRED TO DESCRIBE SEPARATELY HEREIN THE EFFECTS OF ALL PREVIOUS RESTATEMENTS OF THE COMPANY’S FINANCIAL STATEMENTS. ACCORDINGLY, THE INFORMATION SET FORTH UNDER “1. RESTATEMENT” REPRESENTS THE COMPANY’S FNAL RESTATED FINANCIAL STATEMENTS FOR THE APPLICABLE PERIODS. THE INFORMATION SET FORTH UNDER “2. PRIOR RESTATED INFORMATION” REPRESENTS PREVIOUSLY REPORTED INFORMATION THAT IS PRESENTED ONLY TO COMPLY WITH ASC 250-10-50-7 AND IS NO LONGER ACCURATE, DOES NOT REPRESENT THE FINAL RESTATED FINANCIAL STATEMENTS OF THE COMPANY AND SHOULD BE READ ONLY IN CONJUNCTION WITH THE RESTATED FINANCIAL INFORMATION SET FORTH UNDER “1. RESTATEMENT.”

1. RESTATEMENT

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at June 30, 2012:

	June 30, 2012
	As previously reported	Error correction		As restated
Cash	$809,675	$(10,676)	(a)	$798,999
Total current assets	$1,013,370	$(10,676)	(a)	$1,002,694

Deferred revenue	$16,369	$(337)	(a)	$16,032
Accrued expenses and other current liabilities	$474,882	$(109,636)	(b)	$365,246
Total current liabilities	$575,733	$(109,973)	(b)	$465,760

Retained earnings	$1,069,560	$(56,926)	(a)	$764,210
		$(45,281)	(b)
		$(164,305)	(c)
		$(38,838)	(d)
Non-controlling interest	$(611,844)	$611,844	(a)	$-
Total stockholders' equity	$516,199	$321,986	(a)	$589,761
		$(45,281)	(b)
		$(164,305)	(c)
		$(38,838)	(d)

(a)   Deconsolidation of Zoeter.

(b)  To correct tax provision based on restated net income before provision for income taxes.

(c)  To record DatPiff revenue and expense previously recorded by Zoeter.

(d)  To reclassify accounts receivable, related party.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	As previously reported	Error correction		As restated
Advertising and sponsorship revenue	$967,069	$5,777	(a)	$972,846
Subscriptions and gaming revenue	$35,110	$(177)	(a)	$34,933
Total revenue	$1,002,179	$5,600	(a)	$1,007,779

Cost of sales	$448,137	$(12,685)	(a)	$435,452

Selling, general and administrative	$620,366	$17,908	(a)	$636,450
		$(1,824)	(c)
Total operating expenses	$631,379	$12,075	(a)	$641,630
		$(1,824)	(c)

Net loss before income tax benefit	$(77,337)	$6,210	(a)	$(69,303)
		$1,824	(c)
Income tax benefit	$27,095	$(3,030)	(b)	$24,065

Net loss	$(50,242)	$1,436	(a)	$(45,238)
		$1,744	(b)
		$1,824	(c)
Net loss attributed to non-controlling interest	$(78)	$78	(a)	$-

(a)   Deconsolidation of Zoeter.

(b)  To correct tax provision based on restated net income before provision for income taxes.

(c)  To reclassify member distributions as compensation expense.

	Three months ended June 30, 2011
	As previously reported	Error correction		As restated
Advertising and sponsorship revenue	$587,919	$76,335	(a)	$664,254
Subscriptions and gaming revenue	$86,284	$(71,576)	(a)	$14,708
Other revenue	$4,757	$(4,757)	(a)	$-
Total revenue	$678,960	$2	(a)	$678,962

Cost of sales	$329,370	$1	(a)	$329,371

Selling, general and administrative	$409,807	$(367)	(a)	$409,440
Total operating expenses	$431,091	$(6,201)	(a)	$424,890

Net loss before income tax benefit	$(81,501)	$6,202	(a)	$(75,299)
Income tax benefit	$18,997	$7,358	(b)	$26,355

Net loss	$(62,504)	$26,825	(a)	$(48,944)
		$(13,265)	(b)

Net loss attributed to non-controlling interest	$27,223	$5,979	(a)	$-
		$21,244	(c)

(a)   Deconsolidation of Zoeter.

(b)  To correct tax provision based on restated net income before provision for income taxes.

(c)  To record DatPiff revenue and expense previously recorded by Zoeter.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2012 and 2011:

	Nine months ended June 30, 2012
	As previously reported	Error correction		As restated
Advertising and sponsorship revenue	$2,588,179	$29,370	(a)	$2,617,549
Subscriptions and gaming revenue	$132,818	$2,529	(a)	$135,347
Other revenue	$20,834	$(16,454)	(a)	$4,380
Total revenue	$2,741,831	$15,445	(a)	$2,757,276

Cost of sales	$999,549	$(112)	(a)	$999,437

Selling, general and administrative	$1,568,220	$4,658	(a)	$1,570,683
		$(2,195)	(d)
Research and development	$3,751	$(435)	(a)	$3,316
Total operating expenses	$1,603,643	$(13,278)	(a)	$1,588,170
		$(2,195)	(d)

Net income before provision for income taxes	$138,639	$28,835	(a)	$169,669
		$2,195	(d)
Provision for income taxes	$(37,618)	$(21,780)	(b)	$(59,398)

Net income	$101,021	$10,421	(a)	$110,271
		$(3,366)	(b)
		$2,195	(d)
Net (income) attributed to non-controlling interest	$(31,159)	$16,188	(a)	$-
		$14,971	(c)
Net income attributable to Idle Media, Inc.	$69,862	$26,609	(a)	$110,271
		$(3,366)	(b)
		$14,971	(c)
		$2,195	(d)

(a)   Deconsolidation of Zoeter.

(b)  To correct tax provision based on restated net income before provision for income taxes.

(c)  To record DatPiff revenue and expense previously recorded by Zoeter.

(d)  To reclassify member distributions as compensation expense.

	Nine months ended June 30, 2011
	As previously reported	Error correction		As restated
Advertising and sponsorship revenue	$1,753,602	$228,260	(a)	$1,981,862
Subscriptions and gaming revenue	$231,804	$(217,096)	(a)	$14,708
Other revenue	$11,164	$(11,164)	(a)	$-
Total revenue	$1,996,570	$-	(a)	$1,996,570

Cost of sales	$863,063	$56,457	(a)	$919,520

Selling, general and administrative	$759,934	$3,853	(a)	$761,441
		$(2,346)	(d)
Research and development	$22,062	$(2,539)	(a)	$19,523
Total operating expenses	$808,389	$(16,186)	(a)	$789,857
		$(2,346)	(d)

Net income before provision for income taxes	$325,118	$(40,271)	(a)	$287,193
		$2,346	(d)
Provision for income taxes	$(120,348)	$19,831	(b)	$(100,517)

Net income	$204,770	$(25,151)	(a)	$186,676
		$4,711	(b)
		$2,346	(d)
Net (income) attributed to non-controlling interest	$18,733	$(4,160)	(a)	$-
		$(14,573)	(c)
Net income attributable to Idle Media, Inc.	$223,503	$(29,311)	(a)	$186,676
		$4,711	(b)
		$(14,573)	(c)
		$2,346	(d)

(a)   Deconsolidation of Zoeter.

(b)   To correct tax provision based on restated net income before provision for income taxes.

(c)   To record DatPiff revenue and expense previously recorded by Zoeter.

(d)   To reclassify member distributions as compensation expense.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011:

	Nine months ended June 30, 2012
	As previously reported	Error correction		As restated
Net income	$101,021	$10,421	(a)	$110,271
		$(3,366)	(b)
		$2,195	(c)
Accounts receivable	$86,176	$9,881	(a)	$96,057
Accounts receivable, related party	$-	$(19,763)	(c)	$(238,249)
		$(218,486)	(d)
Accrued expenses and other current liabilities	$(207,639)	$32,906	(b)	$(174,733)
Net cash provided by operating activities	$(39,630)	$(13,857)	(a)	$(243,681)
		$11,126	(b)
		$17,166	(c)
		$(218,486)	(d)

Distributions	$(2,195)	$2,195	(e)	$-
Distributions to non-controlling interest holders	$(194,398)	$194,398	(a)	$-
Net cash used in financing activities	$(246,593)	$244,398	(a)	$-
		$2,195	(e)

Net increase in cash	$(314,220)	$180,541	(a)	$(321,678)
		$11,126	(b)
		$17,166	(c)
		$(218,486)	(d)
		$2,195	(e)

(a)   Deconsolidation of Zoeter.

(b)   To correct tax provision based on restated net income before provision for income taxes.

(c)   To record DatPiff revenue and expense previously recorded by Zoeter.

(d)   To reclassify accounts receivable, related party .

(e)   To reclassify member distributions as compensation expense.

	Nine months ended June 30, 2011
	As previously reported	Error correction		As restated
Net income	$204,770	$(25,151)	(a)	$186,676
		$4,711	(b)
		$2,346	(c)
Accounts receivable	$39,305	$(7,282)	(a)	$32,023
Accounts receivable, related party	$-	$17,910	(c)	$(5,753)
		$(23,663)	(d)
Deferred revenue	$7,191	$(7,191)	(c)	$-
Accrued expenses and other current liabilities	$227,681	$(98)	(b)	$227,583
Net cash provided by operating activities	$476,858	$(5,277)	(a)	$477,380
		$19,248	(b)
		$10,214	(c)
		$(23,663)	(d)

Distributions	$(2,346)	$2,346	(e)	$-
Distributions to non-controlling interest holders	$(22,608)	$22,608	(a)	$-
Net cash used in financing activities	$(24,954)	$22,608	(a)	$-
		$2,346	(e)

Net increase in cash	$448,766	$17,331	(a)	$474,242
		$19,248	(b)
		$10,214	(c)
		$(23,663)	(d)
		$2,346	(e)

(a) Deconsolidation of Zoeter.

(b) To correct tax provision based on restated net income before provision for income taxes.

(c) To record DatPiff revenue and expense previously recorded by Zoeter.

(d) To reclassify accounts receivable, related party .

(e) To reclassify member distributions as compensation expense.

PLEASE NOTE THAT PURSUANT TO FASB ASC 250-10-50-7 WE ARE REPORTING THE EFFECTS OF ALL RESTATED FINANCIALS AS THEY WERE SUBMITTED PREVIOUSLY. THE FOLLOWING CHANGES SET FORTH UNDER “2. PRIOR RESTATED INFORMATION”, AS REPORTED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM 10-A/4 AND AMENDMENT NO. 2 TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q/A, HAVE BEEN SUPERSEDED.

2. PRIOR RESTATED INFORMATION

Upon completion of the Company’s June 30, 2012 financial statements, accounting errors related to the income tax provisions were discovered that required the restatement of amounts previously reported.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011:

	June 30, 2012
	As previously reported	Error correction		As restated
Deferred tax asset	$67,029	$(67,029)	(a)	$-
Accrued expenses and other current liabilities	$(274,667)	$67,028	(a)	$(207,639)

(a) To correct tax provision based on restated net income before provision for income taxes.

	June 30, 2011
	As previously reported	Error correction		As restated
Deferred tax asset	$6,907	$(6,907)	(a)	$-
Accrued expenses and other current liabilities	$220,774	$6,907	(a)	$227,681

(a) To correct tax provision based on restated net income before provision for income taxes.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Artists and DJs pay for downloading of their music without restriction as well as more prominent placement on the Company’s websites (sponsorship/features). Our music subscriptions are paid in advance, typically for monthly, quarterly or annual duration. Subscription revenue is recognized ratably over the related subscription time period.

We estimate chargebacks from third-party payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within certain of our games and websites. We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists, the price is fixed or determinable, and we have assessed collectability as reasonably assured. Price is determined to be fixed or determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third-party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information from our internal systems. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third-party verification reports supporting the number of advertisements displayed or offers completed.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Intangible assets

The Company capitalizes the costs related to the purchase of software to be used for operations. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.

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

	June 30, 2012	September 30, 2011
Software	$48,572	$48,572
Less: accumulated amortization	(24,065)	(11,922)
Intangible assets, net	$24,507	$36,650

Amortization expense charged to operations was $12,143 and $8,368 for the periods ended June 30, 2012 and 2011, respectively.

Fair value of financial instruments

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Earnings per share

The Company follows ASC 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the EPS computation. As of June 30, 2012 and 2011, the Company did not have any common stock equivalents.

Recent pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and international financial reporting standards. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance has not had a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The adoption of this guidance has not had a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2012, the FASB issued authoritative guidance that is intended to simplify testing indefinite-lived intangible assets other than goodwill for impairment. The revised standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is “more-likely-than-not” that the asset is impaired. The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2 – DEFERRED REVENUE

As of June 30, 2012 and September 30, 2011, the Company had deferred revenue of $16,032 and $15,109, respectively. Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 3 – FIXED ASSETS, NET

Fixed assets consisted of the following:	June 30, 2012	September 30, 2011
Computer equipment	$31,134	$3,137
Less: accumulated depreciation	(2,814)	(786)
Property, plant and equipment, net	$28,320	$2,351

Depreciation expense charged to operations was $2,028 and $525 for the periods ended June 30, 2012 and 2011, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. As of June 30, 2012 no preferred stock has been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the three and nine months ended June 30, 2012, there were no issuances of preferred and/or common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 23, 2012, the Company purchased from Zoeter, its majority shareholder, website assets for a cash payment of $50,000.  The website assets had been developed by Zoeter and all associated costs were expensed as incurred.  Accordingly, in accordance with ASC 820-10-30, the assets are deemed not to have a historical value and the transaction was recorded as a deemed distribution by the Company.

During the periods ended June 30, 2012 and 2011, the Company recorded rent for its office space that was paid to the Chief Executive Officer and President of the Company. Monthly rent is $3,000. Rent expense of $27,000 and $27,000 was recorded for June 30, 2012 and 2011, respectively. In May, 2012 the Company entered into an Agreement of Sale to purchase the office building from the President and CEO Marcus Frasier for the independently appraised value of $170,000. As of September 17, 2012, the sale has closed and the Company recorded the building at its historical value of $163,000 under ASC 820-10-30.

As of June 30, 2012 and 2011, the Company recorded accounts receivable, related party of $262,730 and $24,481, respectively from Zoeter, an entity owned solely by the Company’s CEO. Because Zoeter is considered a related party, the Company has recorded the receivable from Zoeter as a reduction in stockholders’ equity in accordance with ASC 310-10-S99-3 (SAB Topic 4.G) and Rule 502.30 of Regulation S-X.

NOTE 6 – CONTINGENCIES

None.

NOTE 7 – SUBSEQUENT EVENTS

Our wholly-owned subsidiary, DatPiff, was named in a complaint filed on July 9, 2012 in the United States District Court for the Southern District of New York by Robert Hall, P/K/A “Lord Finesse”, that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims. On December 9, 2012, the Company settled the action.

On July 9, 2012, the Board of Directors nominated and appointed Raphael P. Haddock, the Company’s Chief Operating Officer, as Chief Financial Officer, Secretary and a member of the Board of Directors. In conjunction with this appointment, Craig DeFranco was reassigned from Chief Financial Officer to the position of Controller of the Company. In addition, Kyle Reilly resigned as a member of the Board of Directors and as Secretary of the Company. Mr. Reilly continues to serve as an employee of the Company.

On August 14, 2012, the Company entered into an employment agreement with Marcus Frasier, its President and CEO. The employment agreement is for an initial three-year period and automatically renews every three years subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. As part of the agreed compensation, the Company issued to Mr. Frasier options to purchase 6,000,000 shares of its common stock. Of such options, 2,000,000 vested on January 31, 2013, and are exercisable at a price of $0.50 per share, 2,000,000 will vest on January 31, 2014, and are exercisable at a price of $1.00 per share, and 2,000,000 will vest on January 31, 2015, and are exercisable at a price of $2.00 per share. In addition, Mr. Frasier is entitled to a bonus if the Company meets certain financial thresholds and will receive standard benefits provided by the Company to its executives.

On August 14, 2012, we entered into an employment agreement with our COO and CFO, Raphael P. Haddock. The employment agreement is for an initial term of one year and automatically renews every year subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Haddock is entitled to an annual base salary of $195,000 and was granted a total of 5,263,493 restricted shares of the Company’s common stock. The restricted shares may not be sold by the executive, provided that such shares will become saleable in 1,754,498 blocks during the 12 month periods ending January 30, 2014, 2015 and 2016 if the Company’s market value reaches specific indicators, and will become fully vested if the Company or any of its assets is sold in whole or in part for at last $20 million. In addition, Mr. Haddock is entitled to a bonus in the CEO’s discretion and subject to the achievement of certain growth objectives as set forth in the employment agreement and will receive standard benefits provided by the Company to its executives. As of the date of this report none of the specific indicators were met.

On August 29, 2012, the Company repurchased 4,000,000 shares of its common stock through a privately negotiated transaction for $200,000 ($0.05/share).

On September 21, 2012, the Company entered into an employment agreement with its Executive Vice President of Music. The employment agreement is on-going and automatically renews every year. As consideration the Company will pay an annual base salary of $80,000 and issue a total of 1,000,000 restricted shares of the Company’s common stock to become saleable in 333,333 blocks over the next three years if the Company’s market value reaches specific indicators. The fair value of these shares at the grant date was $290,000 ($0.29/share) and was determined using the market value on the grant date.

Our wholly-owned subsidiary, DatPiff, LLC, was named in a complaint filed on November 21, 2012 in the United States District Court for the Eastern District of New York by Patrick Berlinquette that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims. On December 10, 2012, the Company responded to the complaint denying knowledge and information sufficient to form a belief as to the truth of the allegations. On March 8, 2013, the Company settled the action.

On May 7, 2013, the Company received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning its financial statements, including the restatement of its financial statements in connection with an ongoing SEC investigation of the Company. The Company is cooperating fully with the SEC with respect to its requests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Forward-Looking Statements” above and elsewhere in this Report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included herein and the financial statements for the fiscal year ended September 30, 2011 and related notes included in Amendment No. 5 to our Registration Statement on Form 10, and with the understanding that our actual future results may be materially different from what we currently expect.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Idle”, “the Company”, and similar terms refer to Idle Media, Inc. and its subsidiaries unless otherwise expressly stated or the context otherwise requires.

Our Company

We are a digital media company which develops and maintains a family of websites focused on the urban market. Foremost of these sites is DatPiff.com, a mixtape website launched in 2005 that features Rap and Hip-hop music. Our other sites include HipHopEarly.com, which streams Hip-hop tracks of the day, and Clipcartel.com, a video site featuring music videos, artist interviews and viral clips. Additionally, we have a games division and have developed and maintained both web-based games and mobile apps.

Revenue Sources

We currently maintain and derive revenue from a network of websites and mobile applications. While our mobile applications do derive revenue, their primary goal is to keep the presence of our websites with our audience while on the go and to keep us on the cutting edge with our product offerings. We also maintain a network of web-based games and applications that derive revenue by means of micro transactions (virtual currency) for in-game items and advancement.

We currently have two revenue streams, advertising and subscriptions.

Advertising Revenues: We generate advertising revenues primarily from display, audio and video advertising. The Company generates the majority of its advertising revenue through the delivery of advertising impressions sold. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems.

Subscriptions Revenues: Some of our websites generate revenues by offering premium subscriptions or virtual currency in exchange for a subscription cost.

For premium subscriptions, the Company gives users the option to pay a fee to bypass downloading restrictions on the site due to bandwidth restrictions. The Company generates subscription revenue from weekly, monthly, and annual premium subscriptions.

For virtual currency options, the Company utilizes virtual currency within its online games by allowing players to earn “virtual currency” through game play. Virtual currency can be purchased as well as earned while playing the game. The players then use their earned “virtual currency” to advance to higher levels. Virtual currency has no expiration date and has no cash value once purchased and we cannot track its usage.

Websites and Mobile Applications

We maintain several websites focusing on music, music videos and games. Our most notable sites are below with a brief description:

DatPiff.com

DatPiff.com is a Hip-hop mixtape website. Artists, DJs and music labels can upload their mixtapes onto the website. The Company provides free hosting on its platform and derives revenue from third-party advertising and upsells. The Company has mobile applications on the major mobile platforms and derives some revenue from them, but their primary purpose is to keep its brand with users on the go.

HipHopEarly.com

HipHopEarly.com is a website similar to DatPiff.com catering solely to Hip Hop singles as compared to mixtapes and revenue is derived solely from advertising.

Clipcartel.com

Clipcartel.com is an urban video site featuring music videos, artist interviews, funny urban videos and more, updated daily. The Company has mobile applications available on Nook, BlackBerry, Android and Google Play.

Prisonblock.com

PrisonBlock.com is an online game where players work and earn their way to control the prison. Through the use of virtual currency, players earn respect and gain strength. We derive revenue from in-game payments (no advertising). Users can buy or earn virtual currency and upgrade their accounts to gain advantages in the game.

Mafiablock.com

Similar to PrisonBlock.com, Mafiablock.com players work and earn their way to being the top mafioso in New York. We derive revenue from in-game payments (no advertising). Users can buy or earn virtual currency and upgrade their accounts to gain advantages in the game.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO JUNE 30, 2011

REVENUES AND GROSS MARGINS

Revenues increased to $1,007,779 in the three months ended June 30, 2012 from $678,962 in the three months ended June 30, 2011, representing a 48% increase. The increase in revenues is mainly a result of an increase in advertising sales of $308,592 or 46% coupled with an increase in subscription and gaming revenue of $20,225 or 138%.

Cost of sales increased $106,081 or 32%, to $435,452 in the three months ended June 30, 2012 from $329,371 for the three months ended June 30, 2011. The increase in the cost of sales is a result of an increase in developer expenses of $130,042 or 374% and an increase in merchant fees of $9,624, offset by a decrease in server costs of $33,586 or 11%.

For the three months ended June 30, 2012 and 2011, gross profit margins were 56% and 51%, respectively.

OPERATING LOSS

Selling, general and administrative expenses increased $227,010 or 55% to $636,450 for the three months ended June 30, 2012 from $409,440 for the three months ended June 30, 2011. The increase was mainly the result of an increase in administrative salary expenses of $390,060 and an increase in advertising expenses of $201,231, offset by a decrease in consulting fees of $151,305.

Depreciation and amortization expense increased $2,129 or 70% to $5,180 in the three months ended June 30, 2012 from $3,051 for the three months ended June 30, 2011. The increase was the result of additional assets purchased and placed into service during the period.

Research and development expenses decreased $12,399 or 100% in the three months ended June 30, 2012 from $12,399 for the three months ended June 30, 2011 to $0 for the three months ended June 30, 2012. The decrease in research and development expenses was the result of the Company focusing on existing websites.

The Company had $69,303 in loss from operations in the three months ended June 30, 2012, a decrease of $5,996 or 8% from the loss from operations of $75,299 during the three months ended June 30, 2011. The decrease was the result of increased revenues offset by the increase in selling, general and administrative expenses.

In the three months ended June 30, 2012, the Company generated a net loss of $45,238 a decrease of $3,706 from a net loss of $48,944 for the three months ended June 30, 2011.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO JUNE 30, 2011

REVENUES AND GROSS MARGINS

Revenues increased to $2,757,276 in the nine months ended June 30, 2012 from $1,996,570 in the nine months ended June 30, 2011, representing a 48% increase. The increase in revenues is a result of an increase in advertising revenues of $635,687 or 32%, an increase in subscription and gaming revenues of $120,639 or 820% and an increase in other revenues of $4,380.

Cost of sales increased $79,917 or 9% to $999,437 in the nine months ended June 30, 2012 from $919,520 for the nine months ended June 30, 2011. The increase in the cost of sales is a result of increases in developer expenses of $286,652 or 479%, an increase in merchant fees of $23,207, offset by a decrease in server costs of $229,942 or 27%.

For the nine months ended June 30, 2012 and 2011, gross profit margins were 64% and 54%, respectively.

OPERATING INCOME

Selling, general and administrative expenses increased $809,241 or 106% to $1,570,682 for the nine months ended June 30, 2012 from $761,441 for the nine months ended June 30, 2011. The increase was mainly the result of increases in administrative salary and advertising expenses, offset by a decrease in consulting fees.

Depreciation and amortization expense increased $5,279 or 59% to $14,172 in the nine months ended June 30, 2012 from $8,893 for the nine months ended June 30, 2011. The increase was the result of additional assets purchased and placed into service during the period.

Research and development expenses decreased $16,207 or 83% to $3,316 in the nine months ended June 30, 2012 from $19,523 for the nine months ended June 30, 2011. The decrease in research and development expenses was the result of the Company focusing on existing websites.

The Company had $169,669 in income from operations in the nine months ended June 30, 2012, a decrease of $117,524 or 41% from income from operations of $287,193 during the nine months ended June 30, 2011. The decrease was the result of an increase in revenues and a decrease in research and development expenses, offset by an increase in selling, general and administrative expenses and depreciation and amortization expenses.

In the nine months ended June 30, 2012, the Company generated net income of $110,271, a decrease of $76,405 or 41%, from $186,676 for the nine months ended June 30, 2011. This decrease was attributable to an increase in revenues, a decrease in research and development expenses and a decrease in income tax expense, offset by an increase in selling, general and administrative expenses and an increase in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $798,999 in cash and cash equivalents, $163,695 in accounts receivable, and $40,000 in prepaid expenses. The following table provides summary information about our net cash flows for the nine months ended June 30, 2012 and 2011:

	Nine months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(243,681)	$477,380
Net cash used in investing activities	(27,997)	(3,138)
Net cash used in financing activities	(50,000)	-
Net increase/(decrease) in Cash	(321,668)	474,242
Cash and cash equivalents, beginning of period	1,120,677	428,142
Cash and cash equivalents, end of period	$798,999	$902,384

FUTURE SOURCES OF LIQUIDITY

We expect our primary source of cash during fiscal year 2012 to be net cash provided by operating activities. We expect that continued focus on acquiring new customers will enable us to increase profitable revenues and continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $798,999 as of June 30, 2012 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $243,681 for the nine months ended June 30, 2012, as compared to net cash provided by operating activities of $477,380 for the same period in 2011. The decrease in net cash during the nine months ended June 30, 2012 was primarily due to net income of $110,271 coupled with a decrease in accounts receivable of $96,057 and depreciation adjustments of $14,171, offset by an increase in accounts receivable, related party of $238,249, an increase in prepaid expenses of $7,000, a decrease in accrued expenses of $174,733 and a decrease in accounts payable of $45,121 for the nine months ended June 30, 2012, as compared to reported balances as of September 30, 2011.

Net cash provided by operating activities was $477,380 for the nine months ended June 30, 2011. The increase in net cash during the nine months ended June 30, 2011 was due to net income of $186,676 coupled with an increase in accrued liabilities of $227,583, a decrease in accounts receivable of $32,023, and depreciation adjustments of $8,893 offset by an increase in accounts receivable, related party of $5,753 and a decrease in accounts payable of $27,958 compared to fiscal year balances as of September 30, 2010.

INVESTING ACTIVITIES

For the nine months ended June 30, 2012, net cash used by investing activities was $27,997 due to the purchase of fixed assets.

For the nine months ended June 30, 2011, net cash used by investing activities was $3,138 due to the purchase of fixed assets.

FINANCING ACTIVITIES

Net cash used in financing activities for the nine months ended June 30, 2012 was $50,000, as compared to $-0- for the same period of 2011. The increase of net cash used in financing activities was mainly attributable to a deemed distribution to a related party of $50,000 for the purchase of software. Since this transaction was with a related party and had a historical cash basis of $-0-, under United States generally accepted accounting principles (“GAAP”) rules, the transaction is recorded as a distribution.

INFLATION

We believe our operations have not been and, in the foreseeable future, will not be materially and adversely affected by inflation or changing prices.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weaknesses identified in the Company’s internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weaknesses noted below existed in the Company’s internal control over financial reporting.

Management is continuing its review of our internal control over financial reporting as it believes the following material weaknesses, identified in connection with the restatement of our financial statements and described in Amendment No. 5 to our Registration Statement on Form 10, filed with the SEC, still exist: (i) a lack of senior management personnel who have the requisite GAAP experience to prepare financial statements in accordance with GAAP leading to, among other things, incorrectly consolidating Zoeter as a variable interest entity; (ii) failing to maintain an adequate financial reporting organizational structure to separate the revenues, expenses and other financial activities of Zoeter and the Company leading to, among other things, incorrectly allocating and reporting revenues and expenses of Zoeter an the Company.

In response to the material weaknesses identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, have commenced steps to address the material weaknesses, including completing the transfer of the bank and PayPal accounts from Zoeter to the Company in July 2011, implementing a review of all transactions and book entries from March 15, 2009 through and including June 30, 2012, and appointing Raphael P. Haddock to serve as Chief Financial Officer and Craig DeFranco to serve as Controller, allowing Mr. DeFranco to focus on remediating the identified material weaknesses and preparing restated financial statements. This remediation effort, which is ongoing, has been undertaken both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Additional remediation steps may be taken as deemed necessary by management.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls or in other factors that could significantly affect these controls, during the third quarter of fiscal year 2012 ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as noted above, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors.

There have been no material changes the description of the risk factors associated with our business described in Item 1A “Risk Factors” of Amendment No. 5 to the Company’s Registration Statement on Form 10, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

IDLE MEDIA, INC.

Date: December 24, 2013	By:	/s/ Marcus Frasier
Marcus Frasier President and Chief Executive Officer

Date: December 24, 2013	By:	/s/ Raphael P. Haddock
Raphael P. Haddock Chief Operating Officer and Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.