Form 10-K
period 2012-09-30
Idle Media, Inc.
filed 2013-12-30
CIK 1451520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-54736

Idle Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2818699
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

216 S. Centre Avenue, Leesport, PA 19533

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code (484) 671-2241

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $2,710,326.

The number of shares of the Common Stock outstanding as of December 30, 2013 was 60,746,743.

[DOCUMENTS INCORPORATED BY REFERENCE]

None.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding, among other things, our results of operations, liquidity, cash flows and business prospects. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things:

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

as well as other risks, including those set forth in Item 1A “Risk Factors,” discussed in this Form 10-K. Forward-looking statements may appear throughout this Form 10-K, including without limitation, the following sections: Part 1,Item 1 “Business,” Part 1, Item 1A “Risk Factors,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Form 10-K, references to “we,” “our,” “us,” “Idle,” “IDLM,” the “Company” and similar terms refer to Idle Media, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Part I

ITEM 1. BUSINESS

Idle Media, Inc. is a digital media company which develops and maintains a family of websites focused on the urban market. Foremost of these sites is DatPiff.com, a mixtape website launched in 2005 that features Rap and Hip-hop music. Lil Wayne, Wiz Khalifa, Young Jeezy, Chris Webby, Fabolous, Tyga, Gucci Mane, Meek Mill, Jadakiss, Rick Ross, Curren$y and 50 Cent are among some of the artists who have released mixtapes exclusive to DatPiff.com.

Our other sites include HipHopEarly.com, which streams Hip-hop tracks of the day, and Clipcartel.com, a video site featuring music videos, artist interviews and viral clips. Additionally, we have a games division and have developed and maintain both web-based games and mobile apps.

Business Development and Summary

We were originally incorporated on April 25, 2008, in the State of Nevada under the name National Golf Emporium, Inc. On February 23, 2010, we changed our name from National Golf Emporium, Inc. to Idle Media, Inc.

On March 18, 2010, we entered into a Stock Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with Zoeter, LLC (formerly Idle Media, LLC), a Pennsylvania limited liability company (“Zoeter”), pursuant to which we would acquire 100% of the issued and outstanding membership units of DatPiff, LLC, a Pennsylvania limited liability company and wholly-owned subsidiary of Zoeter (“DatPiff”). On May 19, 2010, we completed the acquisition of the membership units of DatPiff in consideration for the issuance to Zoeter of 40,000,000 restricted shares of our common stock pursuant to the Exchange Agreement (the “Exchange”).

In connection with and as a condition to the Exchange, Bryan Sawarynski, our principal shareholder prior to consummation of the Exchange, holding 69,000,000 (approximately 84.7%) of the 81,483,250 then issued and outstanding shares of our common stock, agreed to cancel his ownership of 63,000,000 shares of our common stock (the “Cancellation”). Subsequent to the Cancellation, Mr. Sawarynski held 6,000,000 shares of our common stock.

The consummation of the Exchange and the Cancellation resulted in a change in control of the Company, with Zoeter owning 40,000,000 shares of our common stock (or approximately 68.4%), of a total of 58,483,250 then issued and outstanding shares. As a result of the consummation of the Exchange Agreement, (i) DatPiff became our wholly-owned subsidiary and (ii) we succeeded to the business of DatPiff. Additionally, Marcus Frasier, the sole member of Zoeter, and Kyle Reilly were elected directors of the Company and appointed as our Chief Executive Officer and Secretary, respectively.

Our goals are to continue to internally develop, operate and derive revenue from websites, games and mobile applications that fit the needs of a specific user-base.

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

Advertising Revenues. We generate advertising revenues primarily from display, audio and video advertising. The Company generates the majority of its advertising revenue through the delivery of advertising impressions sold. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems.

Subscriptions Revenues. Some of our websites generate revenues by offering premium subscriptions or virtual currency in exchange for a subscription cost.

For premium subscriptions, the Company gives users the option to pay a fee to bypass downloading restrictions on the site due to bandwidth restrictions. The Company generates subscription revenue from weekly, monthly, and annual premium subscriptions.

For virtual currency options, the Company utilizes virtual currency within its online games by allowing players to earn “virtual currency” through game play virtual currency can be purchased as well as earned while playing the game. The players then use their earned “virtual currency” to advance to higher levels. Virtual currency has no expiration date and has no cash value once purchased and we cannot track its usage.

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

Areas of Growth

We plan to continue development of our current sites and work to develop new ones in both music and gaming or acquire other websites in the online gaming, music and mobile markets. We also may consider strategic purchases of websites or games that have been developed or are in development and are compatible with our business.

Intellectual Property

We recently completed copyright registration of DatPiff and are evaluating registering other software applications, methods or ideas. We further believe that some of our computer code may have common law copyright protection.

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

Competition

The Internet advertising and online markets in which our brand operates are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We expect competition to increase because of the business opportunities presented by the growth of Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to enter our market.

Competitive parameters include the range of our product offerings, the performance and quality of our products and services, the reliability of our infrastructure, our scalability and capacity, ease of use, the price of our services, and the level of customer support.

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

Infrastructure, Operations, and Technology

We maintain a network of servers mated with various technologies (including CDNs) to host and deliver content to our end users.

Dependence on One or a Few Major Customers

For the years ended September 30, 2012 and 2011, three customers accounted for approximately 49% of sales and two customers accounted for approximately 48% of sales, respectively. As of September 30, 2012 and 2011, six customers accounted for 75% of our accounts receivable balance and four customers accounted for 76% of our accounts receivable e, respectively. Revenues and earnings can fluctuate from period to period, based upon both factors outside of our control and the level of our sales and marketing efforts. Although our customers are expected to vary from period to period, we anticipate that our results of operations in any given period will depend to a significant extent upon revenues from a small number of customers. We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers. Our customers that accounted for 75% of our net sales in fiscal 2012 did not have oral or written agreements. Customers subscribe through our website and may unsubscribe at any time. The loss of, or a significant reduction in revenues from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Acts, which is in part intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe on the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Acts we could be exposed to costly and time-consuming copyright litigation.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

Employees

As of September 30, 2012, we had a staff of 11 full-time employees, three of whom are officers of the Company. As of the date of this filing, we have a staff of 8. We have employment agreements with some of our staff. None of our employees are represented by a labor union, and we consider our employee relations to be excellent.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Our websites and online properties exist in an industry subject to:

●	rapid technological change;
●	the proliferation of new and changing media and games;
●	frequent new product introductions and updates; and
●	changes in customer demands.

Any of the above changes that we fail to anticipate could reduce the demand for our games and online properties, as well as any future products we may introduce. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and reduced revenues.

A decline in the popularity of our websites and other online properties would negatively impact our business.

Our primary source of revenues is from advertising on our websites. These revenues are dependent upon our ability to attract new users, as well as existing user activity on our sites, among other things. If we are unable to maintain or extend web traffic to, and use of, our sites, our advertising revenues may be adversely affected.

We cannot assure you that we will be able to attract new users or that existing users will continue to visit our websites. While we offer paid premium subscriptions, this is not a significant source of revenues, as users of our free services may choose not to become paid subscribers, and paid subscribers may decide to cancel their subscriptions, for many reasons including a perception that they do not use the services enough to justify the expense or that the service does not provide sufficient value or availability of content, including relative to our competition.

In addition, subscription services are characterized by higher than normal churn rates. Existing paid subscribers may cancel their subscriptions to our service for many reasons, including those described in these risk factors. We cannot guarantee that we will be able to maintain or further reduce subscriber cancellation levels. If we are unable to add new paid subscribers and retain users we may be unable to become profitable.

Intense competition in the internet and music media industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established internet sites, as well as many smaller and/or newer sites. As an online media and gaming company, we compete for consumers and advertisers with other companies, including Internet, television and print media companies. In addition to music, there are numerous entertainment products and services available to consumers and, as a result, we also compete with companies that operate in the television, movie and video game industries. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected. The effect of such competition has been to involve us in vigorous competition to obtain and retain consumers and advertisers.

As compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as greater financial, management, and other resources.

If we are unable to compete effectively in our market, our revenue and profitability may be adversely affected.

Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others.

Our success depends in part on our ability to:

●	obtain copyrights or trademarks or rights to copyrights or trademarks, where necessary, and to maintain their validity and enforceability;
●	operate without infringing upon the proprietary rights of others; and
●	prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks. Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability. In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third-party claims of infringement against us), there can be no assurance that we would prevail. Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition.

If a copyright or trademark infringement claim is brought against us for liabilities that are not covered or that exceed our insurance coverage, we could be forced to pay substantial damage awards, which could affect our profitability.

The marketing and webcasting of recorded music and video content, most of which has been created using the input of a number of creative personnel, including musicians, producers, mixers, film directors and others, may result in disputes over ownership of rights. If a dispute arises challenging our ownership or other rights, we may be exposed to copyright and/or trademark claims by third parties. We may not be able to maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses.

In the event a copyright and/or trademark claim is brought against us:

●	we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us; or
●	such party could secure injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute or market our products.

If we fail to obtain necessary licenses or other rights to proprietary rights held by third parties, it could preclude the sale, production, distribution or exhibition of our products and could materially adversely affect our revenue and profitability. Defending any copyright and/or trademark claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business and results of operations.

Our ability to increase our revenue will depend on our ability to increase market penetration of our current products and to evolve our product mix.

Much of our ability to increase revenue will depend on:

●	expanding the market penetration of our current offerings to consumers; and
●	the successful evolution of our product mix.

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

●

our encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or our music content;

●

we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

●

someone could circumvent our security measures and misappropriate our partners’ or our customers’ intellectual property, including but not limited to customer information – i.e. credit card numbers or other personal or financial information/identity theft, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

●	our computer systems could fail and lead to service interruptions;
●	we may be unable to scale our infrastructure with increases in customer demand; or
●	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

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

If we lose our key employees, such as Marcus Frasier, our President and Chief Executive Officer, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified computer programmers and management personnel. We are highly dependent on our management and the loss of Mr. Frasier’s services could have a material adverse effect on our operations. If we were to lose Mr. Frasier’s services, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could cause our stock price to decline.

We have had in the past and continue to have material weaknesses in our internal controls and procedures that has caused us to be required to restate our financial statements for the fiscal years ended September 30, 2010 and 2011, and for the quarterly periods ended March 31, 2011 and 2012 and June 30, 2011 and 2012 (all included in Amendment No. 5 to our Registration Statement on Form 10 filed with the SEC), and has resulted in our inability to file this Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013, within the time periods set forth under the Exchange Act.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business could be harmed.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. As of the date of this report, due to the material weakness that resulted in the restatements and delayed filings noted above, management has concluded that our internal controls are not effective.

Failure to maintain an effective internal control environment or to remediate material weaknesses that are identified in our internal control environment could cause us to face regulatory action, result in delays or inaccuracies in reporting financial information or cause investors to lose confidence in our reported financial information, any of which could cause our stock price to decline.

RISKS RELATED TO OUR COMMON STOCK

A majority of our outstanding voting securities are beneficially owned by Marcus Frasier, our President and Chief Executive Officer, who can elect all directors, who in turn appoint all officers, without the votes of any other stockholders.

Zoeter owns 65.8% of our outstanding voting securities and, accordingly, has effective control of us and may have effective control of us for the near and long-term future. Marcus Frasier, our President, CEO and a Director, is the sole membership interest holder, President and a member of the Board of Directors of Zoeter. Mr. Frasier thus has the ability to elect our Board of Directors, who in turn appoints our officers, without the vote of any other stockholders.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operation of our business. Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

Trading on the OTC pink sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC pink sheets electronic quotation system. Trading in stock quoted on the OTC pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC pink sheets is not a stock exchange, and trading of securities on the OTC pink sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. These factors may result in investors having difficulty reselling any shares of our common stock.

Because our common stock is quoted and traded on the OTC pink sheets, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC pink sheets or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

We are permitted to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.

The Company is permitted pursuant to the Exchange Act to deregister its common stock and “go dark” and, given the increasing cost and resource demands of being a public company, the Company has determined to do so. By going dark, the Company’s obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease and we expect that there will be a decrease in the liquidity in our common stock, although it is possible that stockholders may continue to be able to trade our common stock on the OTC pink sheets if at least one broker-dealer continues to quote our common stock on the OTC pink sheets. Further, the market’s interpretation of our motivation for “going dark” could vary from cost savings, to negative changes in our prospects or to serving insider interests, which may affect the overall price and liquidity of our common stock and our ability to raise capital on terms acceptable to us or at all. In addition, companies with common stock quoted on the OTC pink sheets are not required to meet the reporting requirements set forth under the Exchange Act and there can no assurance that we will continue to provide financial or other information, or that any broker-dealer will continue to quote our common stock. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In additional to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 216 S. Centre Avenue, Leesport, PA 19533. Up until September 17, 2012, the Company leased the office from Marcus Frasier, Chief Executive Officer and President of the Company, for $3,000 per month. On September 17, 2012, we purchased the building from Marcus Frasier for the independently appraised value of $170,000. In accordance with ASC 820-10-30, the building was recorded at its historic book value of $163,000 with the remaining $7,000 recorded as a deemed distribution by the Company.

ITEM 3. LEGAL PROCEEDINGS

Our wholly-owned subsidiary, DatPiff, was named in a complaint filed on July 9, 2012 in the United States District Court for the Southern District of New York by Robert Hall, P/K/A “Lord Finesse”, that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims. On December 9, 2012, the Company settled the action. The settlement was not material to our business, financial condition or results of operations.

Our wholly-owned subsidiary, DatPiff, was named in a complaint filed on November 21, 2012 in the United States District Court for the Eastern District of New York by Patrick Berlinquette that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims. On December 10, 2012, the Company responded to the complaint denying knowledge and information sufficient to form a belief as to the truth of the allegations. On March 8, 2013, the Company settled the action. . The settlement was not material to our business, financial condition or results of operations.

In addition, on May 7, 2013, the Company received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning its financial statements, including the restatement of its financial statements in connection with an ongoing SEC investigation of the Company. The Company is cooperating fully with the SEC with respect to its requests.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC pink sheets under the symbol “IDLM”. The following table indicates the high and low bid prices of our common shares for the periods indicated. These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

2012			2011
Quarter ended	High	Low	Quarter ended	High	Low
December 31, 2011	$0.18	0.08	December 31, 2010	$0.56	$0.13
March 31, 2012	$0.19	0.09	March 31, 2011	$0.46	$0.15
June 30, 2012	$0.30	0.11	June 30, 2011	$0.35	$0.07
September 30, 2012	$0.38	0.20	September 30, 2011	$0.25	$0.05

Holders of Common Stock

As of December 30, 2013, we had approximately 41 stockholders of record.

Common Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, $0.001 par value per share, of which 60,746,743 shares are outstanding as of the date of the filing of this Form 10-K. Common stock holders are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights. Common stock holders are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available to be distributed. In the event of a liquidation, dissolution, or winding up of the Company, the common stockholders are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid, and non-assessable.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares of preferred stock are issued or outstanding as of the date this Registration Statement was initially filed. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series. Our Board of Directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to:

●     adopt resolutions;

●     to issue the shares;

●     to fix the number of shares;

●     to change the number of shares constituting any series; and

●     to provide for or change the following:

-	the voting powers;
-	designations;
-	preferences; and
-	relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following:

*     dividend rights (including whether dividends are cumulative);

*     dividend rates;

*     terms of redemption (including sinking fund provisions);

*     redemption prices;

*     conversion rights; and

*     liquidation preferences of the shares constituting any class or series of the preferred stock.

In each of the listed cases, we will not need any further action or vote by the stockholders.

One of the effects of undesignated preferred stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the Board of Director’s authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;
●	earnings;
●	capital requirements;
●	prior claims of preferred stock to the extent issued and outstanding; and
●	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance, September 30, 2009	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, September 30, 2010	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, September 30, 2011	-	$-	-
Granted	6,000,000	1.17	3.875
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, September 30, 2012	6,000,000	$1.17	3.875

Recent Sales of Unregistered Securities

On August 14, 2012, we issued 5,263,493 shares of common stock to Mr. Haddock as compensation pursuant to his employment agreement. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On September 25, 2012, we issued 1,000,000 shares of common stock to an employee of the Company pursuant to his employment agreement. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Securities

On August 29, 2012, we entered into a stock purchase agreement with a stockholder of the Company. Pursuant to the agreement, the Company repurchased 4,000,000 shares of its common stock for $200,000 or $0.05 per share from the stockholder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Forward-Looking Statements,” Item 1A “Risk Factors” and elsewhere in this Report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included herein and with the understanding that our actual future results may be materially different from what we currently expect.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2012 AS COMPARED TO SEPTEMBER 30, 2011

REVENUES AND GROSS MARGINS

Revenues were $3,709,578 for the year ended September 30, 2012 as compared to $2,899,608 for the year ended September 30, 2011, an increase of $809,970 or 28%. This increase was due to increased advertising sales of $678,685 or 24% coupled with increases in our gaming sales of $127,217 or 264%. Our overall increase in advertising revenues can be attributed to the success of our DatPiff.com website. As traffic increases on the DatPiff.com website, advertisers are more inclined to purchase space from us.

Cost of sales for the years ended September 30, 2012 and 2011 was $1,280,739 and $1,222,164, respectively. The increase of $58,575 or 5% was attributed to an increase in wages and server costs. The increase in traffic to our DatPiff.com website results in additional costs associated with the operation and maintenance of the website, as well as an increase in developer and server costs correlating to the increase in traffic on the website. Gross profit was $2,428,839 for the year ended September 30, 2012 and $1,677,444 for the year ended September 30, 2011. Gross profit percentage increased 8% due to increased sales.

OPERATING INCOME / LOSS

Loss from operations for the year ended September 30, 2012 was $1,782,475 as compared to income from operations for the year ended September 30, 2011 of $544,122, a decrease of $2,326,597 or 428%. This was due primarily to an increase in selling, general and administrative costs by $3,087,258 or 281%. This increase was due primarily to the issuance of stock as compensation to certain employees, representing $2,092,846 of the total, as well as the hiring of additional personnel.

NET INCOME / LOSS AND NET INCOME / LOSS PER SHARE

Our net loss for the year ended September 30, 2012 was $1,891,106 or ($0.03) per share. Net income for the year ended September 30, 2011 was $356,495 or $0.01 per share.

LIQUITY AND CAPITAL RESOURCES

At September 30, 2012, we had cash and cash equivalents of $383,546 as compared to $1,120,677 at September 30, 2011. The decrease of $737,131 is due primarily to a decrease in cash provided by operations of $289,134, an increase in cash used in investing activities of $247,997 due to the purchase of several websites for $50,000 from a related party and the purchase of fixed assets for $197,997 which includes the purchase of a building from a related party, and an increase in cash used in financing activities of $200,000 due to the repurchase of 4,000,000 shares of our common stock from a shareholder.

	Year Ended
	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(289,134)	$710,773
Net cash used in investing activities	(247,997)	(18,238)
Net cash used in financing activities	(200,000)	-
Net increase/(decrease) in Cash	(737,131)	692,535
Cash and cash equivalents, beginning of period	1,120,677	428,142
Cash and cash equivalents, end of period	$383,546	$1,120,677

FUTURE SOURCES OF LIQUIDITY

We expect our primary source of cash during fiscal year 2013 to be net cash provided by operating activities. We expect that continued focus on acquiring new customers will enable us to increase profitable revenues and continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $383,546 as of September 30, 2012 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements for the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional capital through the issuance of debt or equity securities to third parties. There can be no assurance that such financing will be available on terms that are acceptable to us or at all.

OPERATING ACTIVITIES

Net cash used by operating activities was $289,134 for the fiscal year ended September 30, 2012, as compared to net cash provided by operating activities of $710,773 for the fiscal year ended September 30, 2011. The decrease of cash during the year ended September 30, 2012 was primarily due to a net loss of $1,891,106 coupled with decreases in accounts payable of $18,351 and other accrued expenses of $80,597 and increases in accounts receivable of $139,468 and related party accounts receivable of $235,817 (see Note 1 to the Notes to Consolidated Financial Statements), offset by an increase in stock-based compensation of $2,092,846.

Net cash provided by operating activities was $710,773 for the fiscal year ended September 30, 2011. The increase in cash during the year ended September 30, 2011 was due to net income of $356,495 coupled with increases in accrued liabilities of $413,870 and accounts payable of $33,561 and depreciation adjustments of $12,364. These were offset by an increase in accounts receivable of $45,263 and related party accounts receivable of $20,181.

INVESTING ACTIVITIES

For the fiscal year ended September 30, 2012, net cash used by investing activities was $247,997 due to the purchase of several websites for $50,000 from a related party and the purchase of fixed assets for $197,997, including the purchase of our office building for $170,000.

For the fiscal year ended September 30, 2011, net cash used by investing activities was $18,238, due to the purchase of websites for $15,100 and fixed assets for $3,138.

FINANCING ACTIVITIES

For the fiscal year ended September 30, 2012, net cash used for financing activities was $200,000 due to the repurchase of 4.000,000 shares of our common stock from a shareholder for $200,000.

For the fiscal year ended September 30, 2011, net cash used for financing activities was $-0-.

INFLATION

We believe our operations have not been and, in the foreseeable future, will not be materially and adversely affected by inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IDLE MEDIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR INVESTORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Idle Media, Inc.

We have audited the accompanying consolidated balance sheets of Idle Media, Inc. (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Idle Media, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Idle Media, Inc. as of September 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith, LLC

Henderson, Nevada

December 27, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	September 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$383,546	$1,120,677
Accounts receivable	399,220	259,752
Prepaid expenses	71,750	33,000
Total current assets	854,516	1,413,429

Fixed assets, net	188,952	2,351
Intangible assets, net	20,460	36,650
Total assets	$1,063,928	$1,452,430

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$111,252	$142,178
Deferred revenue	16,630	15,109
Accrued expenses and other current liabilities	459,384	539,979
Total current liabilities	587,266	697,266
Total liabilities	587,266	697,266

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 64,746,743 and 58,483,250 shares issued at September 30, 2012 and 2011, respectively	64,746	58,483
Additional paid-in capital	2,079,583	17,223
Related party receivable	(260,298)	(24,481)
Retained earnings (accumulated deficit)	(1,207,369)	703,939
Treasury stock	(200,000)	-
Total stockholders' equity	476,662	755,164
Total liabilities and stockholders' equity	$1,063,928	$1,452,430

The accompanying notes are an integral part of the consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Years Ended September 30,
	2012	2011

Advertising and sponsorship revenue	$3,529,618	$2,850,933
Subscription and gaming revenue	175,407	48,190
Other revenue	4,553	485
Total revenue	3,709,578	2,899,608

Cost of sales	1,280,739	1,222,164

Gross Profit	2,428,839	1,677,444

Operating expenses:
Selling, general and administrative	4,187,410	1,100,151
Depreciation and amortization	20,588	12,364
Research and development	3,316	20,807
Total operating expenses	4,211,314	1,133,322

Income (loss) from operations	(1,782,475)	544,122

Net income (loss) before provision for income taxes	(1,782,475)	544,122
Provision for income taxes	(108,631)	(187,627)

Net income (loss)	$(1,891,106)	$356,495

Income (loss) per common share - basic	$(0.03)	$0.01

Weighted average shares of common stock outstanding - basic	64,746,743	58,483,250

 The accompanying notes are an integral part of the consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHOCKHOLDERS’EQUITY

(AUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Related party	Treasury	Retained	Total
	Shares	Amount	Shares	Amount	capital	receivable	Stock	Earnings	Equity
Balance - September 30, 2010	-	$-	58,483,250	$58,483	$17,223	$(4,300)	$-	$347,444	$418,850

Distributions	-	-	-	-	-	-	-	-	-

Accounts receivable, related party	-	-	-	-	-	(20,181)	-	-	(20,181)

Net income	-	-	-	-	-	-	-	356,495	356,495

Balance - September 30, 2011	-	$-	58,483,250	$58,483	$17,223	$(24,481)	$-	$703,939	$755,164

Accounts receivable, related party	-	-	-	-	-	(235,817)	-	-	(235,817)

Purchase of asset from related party	-	-	-	-	(36,798)	-	-	(20,202)	(57,000)

Stock issuance Haddock	-	-	5,263,493	5,263	1,731,689	-	-	-	1,736,952

Stock issuance Riley	-	-	1,000,000	1,000	289,000	-	-	-	290,000

Options Frasier	-	-	-	-	65,894	-	-	-	65,894

Settlement of debt with related party	-	-	-	-	12,575	-	-	-	12,575

Purchase of treasury stock	-	-	-	-	-	-	(200,000)	-	(200,000)

Net loss	-	-	-	-	-	-	-	(1,891,106)	(1,891,106)

Balance - September 30, 2012	-	$-	64,746,743	$64,746	$2,079,583	$(260,298)	$(200,000)	$(1,207,369)	$476,662

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,891,106)	$356,495
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,588	12,364
Employee stock based compensation	2,092,846	-
Changes in operating assets and liabilities:
Accounts receivable	(139,468)	(45,263)
Related party receivable	(235,817)	(20,181)
Prepaid expenses	(38,750)	(33,000)
Accounts payable	(18,351)	33,561
Deferred revenue	1,521	(7,073)
Accrued expenses and other current liabilities	(80,597)	413,870
Net cash (used in) provided by operating activities	(289,134)	710,773

Cash flows from investing activities:
Purchase of fixed assets	(197,997)	(3,138)
Purchase of intangible assets	(50,000)	(15,100)
Net cash used in investing activities	(247,997)	(18,238)

Cash flows from financing activities:
Repurchase of treasury stock	(200,000)	-
Net cash used in financing activities	(200,000)	-

Net increase (decrease) in cash	(737,131)	692,535

Cash and cash equivalents beginning of period	1,120,677	428,142

Cash and cash equivalents at end of period	$383,546	$1,120,677

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable assumed by related party	$(12,575)	$-
Settlement of related party accounts receivable	$235,817	$-

The accompanying notes are an integral part of the consolidated financial statements

IDLE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Idle Media, Inc. (together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Nevada on April 25, 2008 as “National Golf Emporium, Inc.” The Company was organized to create an online retail golf equipment store focusing on golf equipment and related items. Activities during the development stage include developing the business plan and raising capital.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Idle Media, Inc. (a Nevada corporation) and its wholly-owned subsidiary DatPiff, LLC (a Pennsylvania limited liability company). All significant inter-company balances and transactions have been eliminated. Idle Media, Inc. and DatPiff are collectively referred to herein as the “Company”.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts which was $-0- for both years. Accounts receivable balances were of $399,220 and $259,752 as of September 30, 2012 and 2011, respectively.

Intangible assets

The Company capitalizes the costs related to the purchase of software to be used for operations. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.

The Company capitalizes the costs associated with the development of the Company’s websites pursuant to ASC 350. Other costs related to the maintenance of the websites are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2012 or 2011.

	September 30, 2012	September 30, 2011
Software	$48,572	$48,572
Less: accumulated amortization	(28,112)	(11,922)
Intangible assets, net	$20,460	$36,650

Amortization expense charged to operations was $16,190 and $11,158 for the years ended September 30, 2012 and 2011, respectively.

Fair value of financial instruments

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share

The Company follows ASC 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the EPS computation. As of September 30, 2012 and 2011, the Company’s common stock equivalents were anti-dilutive.

Concentrations

For the years ended September 30, 2012 and 2011, two customers accounted for approximately 48% of sales and five customers accounted for approximately 75% of sales, respectively. As of September 30, 2012 and 2011, four customers accounted for 76% of the accounts receivable balance and four customers accounted for 80% of the accounts receivable balance, respectively.

Income taxes

The Company follows ASC 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2012, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. The Company has recognized $108,631 and $187,627 as income tax expense (recovery) for the periods ended September 30, 2012 and 2011, respectively.

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

NOTE 2 – DEFERRED REVENUE

As of September 30, 2012 and September 30, 2011, the Company had deferred revenue of $16,630 and $15,109, respectively. Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net, consisted of the following:

	September 30, 2012	September 30, 2011
Building	$163,000	$-
Computer equipment	31,136	3,137
Less: accumulated deprecation	(5,184)	(786)
Property, plant and equipment, net	$188,952	$2,351

Depreciation expense charged to operations was $4,398 and $786 for the years ended September 30, 2012 and 2011, respectively.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIAIBILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,
	2012	2011
Rent payable	$-	$51,000
Accrued payroll	45,584	211,244
Other accruals	27,434	-
Tax payable	386,366	277,735
Accrued expenses and other current liabilities	$459,384	$539,979

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. No shares of preferred stock have been issued by the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On August 14, 2012, the Company issued 5,263,493 shares of its common stock to the Company’s COO and CFO pursuant to an employment agreement for a fair market value of $1,736,953 based on the quoted market price of the shares at the time of the agreement ($0.33 per share).

On August 29, 2012 the Company purchased 4,000,000 shares of its common stock in a privately negotiated transaction from a shareholder for $200,000. The shares are shown at cost as a separate item in the consolidated financial statements and are held as treasury stock. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements.

On September 25, 2012, the Company issued 1,000,000 shares of its common stock to the Company’s EVP of Music pursuant to an employment agreement for a fair market value of $290,000 based on the quoted market price of the shares at the time of the agreement ($0.289 per share).

As of September 30, 2012 and 2011, accounts receivable, related party were $260,298 and $24,481, respectively.

NOTE 6 – WARRANTS AND OPTIONS

On August 14, 2012, the Company entered into an employment agreement with its President and CEO. The employment agreement is for an initial three-year term and automatically renews every three years subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. As part of the agreed compensation, the Company issued to the President and CEO options to purchase 6,000,000 shares of its common stock. Of such options, 2,000,000 vested on January 31, 2013, and are exercisable at a price of $0.50 per share, 2,000,000 will vest on January 31, 2014, and are exercisable at a price of $1.00 per share, and 2,000,000 will vest on January 31, 2015, and are exercisable at a price of $2.00 per share.

The fair value of the options was estimated at the date of the agreement, August 14, 2012, using the Black- Scholes Option Pricing Model with the current value of the stock on the agreement date at $0.33; dividend yield of 0%; risk-free interest rate of 0.39%; volatility rate of 197.64%; and expiration date of three years. The value of the 6,000,000 options was determined to be $1,686,600. The total value of the options granted is amortized over the life of the options (39 months) as an option expense and included in general and administrative expenses.

NOTE 7 – AGREEMENTS

On August 14, 2012, the Company entered into an employment agreement with Marcus Frasier, its President and CEO. The employment agreement is for an initial three-year term and automatically renews every three years subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Frasier is entitled to an annual base salary of $390,000 and was granted a total of 6,000,000 stock options. In addition, Mr. Frasier is entitled to a bonus if the Company meets certain financial thresholds and will receive standard benefits provided by the Company to its executives.

On August 14, 2012, the Company entered into an employment agreement with Raphael Haddock, its CFO and COO. The employment agreement is for an initial one-year term and automatically renews every years subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Haddock is entitled to an annual base salary of $195,000 and was granted a total of 5,263,493 restricted shares of the Company’s common stock. In addition, Mr. Haddock is entitled to a bonus in the CEO’s discretion and subject to the achievement of certain growth objectives as set forth in the employment agreement and will receive standard benefits provided by the Company to its executives.

In November 2011, the Company entered into a service agreement with a vendor for a period of one year which automatically renews for additional one-year periods. The agreement can be terminated by either party within 30 – 60 days prior to the anniversary of the date of the agreement. The minimum monthly payment is $3,475. The minimum monthly payments do not include overage charges if the monthly volume is in excess of the specified amounts. The future minimum payments for the next twelve months are $41,700.

In May 2011, the Company entered into a service agreement with a vendor for a period of one year which automatically renews for additional one-year periods. The agreement can be terminated by either party if notice is provided more than 30 days prior to the anniversary of the date of the agreement. The minimum monthly payment is $6,800. The minimum monthly payments do not include overage charges if the monthly volume is in excess of the specified amounts.

In May 2011, the Company entered into a service agreement with a vendor for a period of one year. The vendor will make a payment to the Company equal to a total of $650 per day and pay various other fees (depending on the site) during the time of an advertisement campaign.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2011, the Company recorded rent for its office space that was paid to the Chief Executive Officer and President of the Company. Monthly rent is $3,000. Rent expense of $33,000 and $36,000 was recorded for September 30, 2012 and 2011, respectively. In May 2012, the Company entered into an Agreement of Sale to purchase the office building from the Chief Executive Officer and President of the Company for the independently appraised value of $170,000. The sale closed on September 17, 2012. In accordance with ASC 820-10-30, the building was recorded at its historical book value of $163,000 with the remaining $7,000 recorded as a deemed distribution by the Company.

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

As of September 30, 2012 and 2011, the Company recorded accounts receivable, related party in its Consolidated Balance Sheets of $260,298 and $24,481, respectively from Zoeter, an entity owned solely by the Company’s CEO. Due to the control inherent in their relationship and in accordance with ASC 310-10-S99-3, the Company has recorded the outstanding receivables as a reduction of capital. The receivable in the amount of $24,481 comprises of $586,430 in allocated revenues offset by $245,161 in allocated cost of sales and $319,118 in allocated operating expenses; the remaining $2,330 relates to cash paid to Marcus Frasier, the Company's CEO primarily for income tax expenses relating to income generated by DatPiff. The receivable in the amount of $260,298 comprises of $630,138 in allocated revenues offset by $245,505 in allocated cost of sales and $317,403 in allocated operating expenses; the remaining $193,068 relates to $4,524 cash paid to Marcus Frasier, the Company's CEO primarily for income tax expenses relating to income generated by DatPiff and $188,544 transferred to Zoeter, LLC to cover income tax expenses related to income generated by DatPiff, LLC. The Company has determined that Zoeter is legally obligated to repay the receivable and intends to seek an agreement with Zoeter pursuant to which the receivable will be repaid. Since Zoeter is considered a related party, the Company has recorded the receivable from Zoeter as a reduction in stockholders’ equity in accordance with ASC 310-10-S99-3 (SAB Topic 4.G) and Rule 5-02.30 of Regulation S-X.

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Accounting for Income Taxes.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, at September 30, 2012 and 2011, the Company determined that a valuation allowance is not needed to reduce deferred tax assets as the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. The total deferred tax liability, net of tax asset is $82,376 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating income adjusted for the following items:

	September 30,
	2012	2011
Net income (loss) before taxes	$(1,782,475)	$544,122
Adjustments:
Meals and entertainment	-	(8,045)
Stock options issued	65,894	-
Stock based compensation (temporary)	2,026,953	-
Income subject to tax	310,372	536,077
Tax rate	35%	35%
Provision for income taxes	$108,630	$187,627
Current deferred tax asset	-	-
Income tax liability, net of tax asset(s)	(108,630)	(187,627)
Income tax expense (recovery)	$(108,630)	$187,627

The components of the deferred tax assets and liabilities consist of the following:

	September 30,
For the period ended December 31,	2012	2011
Deferred tax asset	$709,434	$-
Valuation allowance	(709,434)	-
Current taxes payable, net of tax asset	(108,630)	(187,627)
Income tax recovery (expense)	$(108,630)	$(187,627)

As of September 30, 2012, the Company does not have a federal net operating loss carry-forward.

NOTE 10 – CONTINGENCIES

Our wholly-owned subsidiary, DatPiff, was named in a complaint filed on July 9, 2012 in the United States District Court for the Southern District of New York by Robert Hall, P/K/A “Lord Finesse”, that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims. On December 9, 2012, the Company settled the action. The settlement was not material to our business, financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

Our wholly-owned subsidiary, DatPiff, was named in a complaint filed on November 21, 2012 in the United States District Court for the Eastern District of New York by Patrick Berlinquette that alleges copyright infringement, unfair competition, unjust enrichment, interference, deceptive trade practices, and a number of related state law claims. On December 10, 2012, the Company responded to the complaint denying knowledge and information sufficient to form a belief as to the truth of the allegations. On March 8, 2013, the Company settled the action. The settlement was not material to our business, financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at September 30, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

It should be noted, however, that because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended September 30, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, management identified certain deficiencies as of September 30, 2012, that constituted a material weakness; accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2012.

Management is continuing its review of our internal control over financial reporting as it believes the following material weaknesses still exist: (i) a lack of senior management personnel who have the requisite GAAP experience to prepare financial statements in accordance with GAAP leading to, among other things, incorrectly consolidating Zoeter as a variable interest entity; (ii) failing to maintain an adequate financial reporting organizational structure to separate the revenues, expenses and other financial activities of Zoeter and the Company leading to, among other things, incorrectly allocating and reporting revenues and expenses of Zoeter and the Company.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As discussed below under Part III, Item 11 “Executive Compensation — Employment Agreements,” on August 14, 2012, we entered into employment agreements with Marcus Frasier, our President and CEO, and Raphael P. Haddock, our COO, CFO and Secretary.

Mr. Frasier’s employment agreement is for an initial three-year term and automatically renews every three years subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Frasier is entitled to an annual base salary of $390,000 and was granted a total of 6,000,000 stock options. Of the 6,000,000 options, 2,000,000 vested on January 31, 2013 and are exercisable at a price of $0.50 per share, 2,000,000 will vest on January 31, 2014 and are exercisable at a price of $1.00 per share, and 2,000,000 will vest on January 31, 2015 and are exercisable at a price of $2.00 per share. In addition, Mr. Frasier is entitled to a bonus if the Company meets certain financial thresholds and will receive standard benefits provided by the Company to its executives. A copy of Mr. Frasier’s employment agreement is filed as Exhibit 10.2 to this Report and is hereby incorporated by reference herein.

Mr. Haddock’s employment agreement is for an initial one-year term and automatically renews every year subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Haddock is entitled to an annual base salary of $195,000 and was granted a total of 5,263,493 restricted shares of the Company’s common stock. The restricted shares may not be sold by the executive, provided that such shares will become saleable in 1,754,498 blocks during the 12 month periods ending January 30, 2014, 2015 and 2016 if the Company’s market value reaches specific indicators, and will become fully vested if the Company or any of its assets is sold in whole or in part for at least $20 million. In addition, Mr. Haddock is entitled to a bonus in the CEO’s discretion and subject to the achievement of certain growth objectives as set forth in the employment agreement and will receive standard benefits provided by the Company to its executives. A copy of Mr. Haddock’s employment agreement is filed as Exhibit 10.4 to this Report and is hereby incorporated by reference herein.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Pursuant to a Special Meeting of the Board of Directors at which a quorum was present on July 9, 2012, the Board of Directors nominated and appointed Raphael P. Haddock, the Company’s Chief Operating Officer, as Chief Financial Officer, Secretary and a member of the Board of Directors in addition to continuing in his role as Chief Operating Officer. In conjunction with this appointment, Craig DeFranco was reassigned from Chief Financial Officer to the position of Controller of the Company. In addition, Kyle Reilly resigned as a member of the Board of Directors and as Secretary of the Company. Mr. Reilly will continue to serve as an employee of the Company.

The members of our Board of Directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Marcus Frasier	29	Chief Executive Officer, President and Director	Since 5/19/10
Raphael P. Haddock	45	Chief Operating Officer, Chief Financial Officer, Secretary and Director	COO since 9/7/11 CFO, Secretary and Director since 7/9/12

Marcus Frasier, Chief Executive Officer and President

Since March 2005, Mr. Frasier has been president of Zoeter, our principal stockholder, and until consummation of the Exchange, of DatPiff, now our wholly owned subsidiary, both of which are engaged in the creation and maintenance of websites. Mr. Frasier has been Chief Executive Officer, President and a Director of the Company since May 2010.

Raphael P. Haddock, Chief Financial Officer, Chief Operating Officer, Secretary

Since September 7, 2011, Mr. Haddock has been the Chief Operating Officer of the Company. On July 9, 2012, Mr. Haddock was also appointed Chief Financial Officer, Secretary and a Director of the Company. Mr. Haddock brings significant operational expertise due to his experience as an executive. Between 2009 and 2011, Mr. Haddock served as Managing Director of the advisory business of Hudson Square Research, an institutional equity research boutique focusing on Technology, Media and Telecommunications (TMT) and the consumer sector. Between 2005 and 2009, Mr. Haddock was a partner with Lenox Hill Partners, LLC, a New York based private equity consulting firm, focusing on turnarounds, structured debt, and financing.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

■	has been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
■

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

■

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

■

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

■

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

■

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last three fiscal years ended September 30, 2012, 2011, and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Positions		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marcus Frasier, (1)	2012	390,000	-0-	-0-	1,686,600	-0-	-0-	-0-	2,076,600
Chief Executive Officer	2011	259,500	-0-	-0-	-0-	-0-	-0-	-0-	259,500
and President	2010	150,500	-0-	-0-	-0-	-0-	-0-	-0-	150,500

Kyle P. Reilly, (2)	2012	86,082	-0-	290,000	-0-	-0-	-0-	-0-	376,082
Former Secretary	2011	74,977	-0-	-0-	-0-	-0-	-0-	-0-	74,977
	2010	58,843	-0-	-0-	-0-	-0-	-0-	-0-	58,843

Raphael P. Haddock,(3)	2012	195,000	-0-	1,736,953	-0-	-0-	-0-	-0-	1,931,953
Chief Operating Officer,	2011	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Chief Financial Officer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Secretary

Craig L. DeFranco,(4)	2012	66,500	-0-	-0-	-0-	-0-	-0-	-0-	66,500
Former Chief Financial Officer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0

(1)	Mr. Frasier was appointed Chief Executive Officer, President, and a Director of the Company on May 19, 2010.
(2)

Mr. Reilly was appointed Secretary and a Director of the Company on May 19, 2010, and on July 9, 2012 Mr. Reilly resigned as Secretary and as a member of the Board of Directors of the Company. Mr. Reilly continues to serve as an employee of the Company.

(3)	Mr. Haddock was appointed Chief Operating Officer on September 7, 2011, and on July 9, 2012 Mr. Haddock was also appointed Chief Financial Officer, Secretary and a Director of the Company.
(4)	Mr. DeFranco was appointed Chief Financial Officer on October 15, 2011 and on July 9, 2012 Mr. DeFranco was reassigned from Chief Financial Officer to the position of Controller of the Company.

Employment Agreements

On August 14, 2012, we entered into an employment agreement with our President and CEO, Mr. Frasier. The employment agreement is for an initial three-year term and automatically renews every three years subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Frasier is entitled to an annual base salary of $390,000 and was granted a total of 6,000,000 stock options. Of the 6,000,000 options, 2,000,000 vested on January 31, 2013 and are exercisable at a price of $0.50 per share, 2,000,000 will vest on January 31, 2014 and are exercisable at a price of $1.00 per share, and 2,000,000 will vest on January 31, 2015 and are exercisable at a price of $2.00 per share. In addition, Mr. Frasier is entitled to a bonus if the Company meets certain financial thresholds and will receive standard benefits provided by the Company to its executives.

On August 14, 2012, we entered into an employment agreement with our COO and CFO, Mr. Haddock. The employment agreement is for an initial one-year term and automatically renews every year subject to the right of either party to terminate upon the giving of notice prior to such automatic renewal within the time periods set forth in the employment agreement. Pursuant to the employment agreement, Mr. Haddock is entitled to an annual base salary of $195,000 and was granted a total of 5,263,493 restricted shares of the Company’s common stock. The restricted shares may not be sold by the executive, provided that such shares will become saleable in 1,754,498 blocks during the 12 month periods ending January 30, 2014, 2015 and 2016 if the Company’s market value reaches specific indicators, and will become fully vested if the Company or any of its assets is sold in whole or in part for at least $20 million. In addition, Mr. Haddock is entitled to a bonus in the CEO’s discretion and subject to the achievement of certain growth objectives as set forth in the employment agreement and will receive standard benefits provided by the Company to its executives.

Option Grants in Last Fiscal Year

During the year ended September 30, 2011, we did not grant any options to our officers and directors.

On August 14, 2012, we granted 6,000,000 options to our CEO pursuant to his employment agreement. Of the 6,000,000 options, 2,000,000 vested on January 31, 2013 and are exercisable at a price of $0.50 per share, 2,000,000 will vest on January 31, 2014 and are exercisable at a price of $1.00 per share, and 2,000,000 will vest on January 31, 2015 and are exercisable at a price of $2.00 per share.

Director Compensation

Because all of the members of our Board of Directors are also executive officers, we do not currently have an established compensation package for directors, and they do not receive any additional compensation for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables sets forth certain information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2013 by those persons known to us to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following tables is based on 60,746,743 shares of common stock outstanding as of March 31, 2013.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted or exercised options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent Beneficially Owned
Common	Marcus Frasier, CEO, President 216 S. Centre Avenue Leesport, PA 19533	42,000,000(1)	66.9%

Common	Raphael P. Haddock, COO, CFO, Secretary & Director 216 S. Centre Avenue Leesport, PA 19533	5,263,493	8.7%

All Officers and Directors as a Group		47,263,493	75.3%
(1)

40,000,000 of such shares are indirectly held by Marcus Frasier and directly held by Zoeter. Mr. Frasier, the sole member of Zoeter, controls the voting and disposition of the shares held by Zoeter. In addition, Mr. Frasier has options to purchase a total of 6,000,000 shares. Of such options, 2,000,000 vested on January 31, 2013, 2,000,000 will vest on January 31, 2014 and 2,000,000 will vest on January 31, 2015.

Voting and Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent Beneficially Owned

Common	Zoeter, LLC 216 S. Centre Avenue Leesport, PA 19533	40,000,000(1)	65.8%

(1)	Marcus Frasier, our CEO and President, as the sole member of Zoeter, controls the voting and disposition of the shares held by Zoeter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Through September 17, 2012, the Company recorded rent for its office space that was paid to Marcus Frasier, the CEO and President of the Company. Monthly rent was $3,000. In May 2012, the Company entered into an Agreement of Sale to purchase the office building from the Company’s President for the appraised value of $170,000. On September 17, 2012 the sale closed.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC pink sheets does not have rules regarding director independence, the Board of Directors makes its determination as to director independence based on the definition of “independence” as defined under the NYSE rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Joya Griffith, LLC served as our principal independent public accountants for fiscal 2011and 2012. Aggregate fees billed to us for the fiscal years ended September 30, 2012 and 2011 by De Joya Griffith, LLC were as follows:

	For the Fiscal Years Ended September 30,
	2012	2011

(1) Audit Fees(1)	$46,400	$17,000
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	3,000	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our independent public accountants	$49,400	$17,000

(1)

Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (“GAAS”), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)

Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of the Company’s federal and state income tax returns.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

(a)	Financial Statements:

The financial statements listed in the "Index to Consolidated Financial Statements" at page 38 are filed as part of this report.

(b)	Exhibit Index:

The following exhibits are filed as part of this registration statement:

Exhibit	Exhibit Description
Number
3.1

Articles of Incorporation dated April 25, 2008 (incorporated by reference to Exhibit 3(i)(a) to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on June 13, 2012).

3.2

Certificate of Amendment to Articles of Incorporation dated February 23, 2010 (incorporated by reference to Exhibit 3(i)(b) to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on June 13, 2012).

3.3	Bylaws (incorporated by reference to Exhibit 3(ii)(a) to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on June 13, 2012).
10.1

Stock Exchange Agreement and Plan of Reorganization dated as of March 18, 2010, by and among the Company, Zoeter, Marcus Frasier and Bryan Sawarynski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2010).

10.2

Employment Agreement of Marcus Frasier, dated August 14, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).*

10.3	Employment Agreement of Raphael Haddock, dated January 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2012).*
10.4

Employment Agreement of Raphael Haddock, dated August 14, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).*

10.5

Stock Purchase Agreement, dated as of August 29, 2012, by and among the Company and Monteverde, LP (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).

10.6

Offer to Purchase Agreement, effective May 21, 2012, between the Company and Marcus Frasier (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.
31.4	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Compensatory plan, contract or arrangement in which directors or executive officers may participate.

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

IDLE MEDIA, INC.

By: /s/ Marcus Frasier

Marcus Frasier, President and Chief Executive Officer

Date: December 30, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Idle Media, Inc. do hereby constitute and appoint Marcus Frasier and Raphael P. Haddock the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Idle Media, Inc. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Marcus Frasier

Marcus Frasier, President and Chief Executive Officer, Director

(Principal Executive Officer)

By: /s/ Raphael P. Haddock

Raphael P. Haddock, Chief Financial Officer, Director

(Principal Financial Officer)

By: /s/ Craig DeFranco

Craig DeFranco, Controller

Date: December 30, 2013

EXHIBIT LIST

Exhibit Number	Description

3.1

Articles of Incorporation dated April 25, 2008 (incorporated by reference to Exhibit 3(i)(a) to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on June 13, 2012).

3.2

Certificate of Amendment to Articles of Incorporation dated February 23, 2010 (incorporated by reference to Exhibit 3(i)(b) to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on June 13, 2012).

3.3	Bylaws (incorporated by reference to Exhibit 3(ii)(a) to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on June 13, 2012).
10.1

Stock Exchange Agreement and Plan of Reorganization dated as of March 18, 2010, by and among the Company, Zoeter, Marcus Frasier and Bryan Sawarynski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2010).

10.2

Employment Agreement of Marcus Frasier, dated August 14, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).*

10.3	Employment Agreement of Raphael Haddock, dated January 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2012).*
10.4

Employment Agreement of Raphael Haddock, dated August 14, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).*

10.5

Stock Purchase Agreement, dated as of August 29, 2012, by and among the Company and Monteverde, LP (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).

10.6

Offer to Purchase Agreement, effective May 21, 2012, between the Company and Marcus Frasier (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form 10 (Registration No. 000-54736) filed with the SEC on December 24, 2013).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.
31.4	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Compensatory plan, contract or arrangement in which directors or executive officers may participate.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.