Form 10-Q
period 2012-12-31
Idle Media, Inc.
filed 2013-12-30
CIK 1451520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐    No ☒

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

IDLE MEDIA, INC.

QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

as well as other risks, including those set forth in Part I, Item 1A “Risk Factors,” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Forward-looking statements may appear throughout this Report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IDLE MEDIA, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$493,440	$383,546
Accounts receivable	348,483	399,220
Prepaid expenses	19,968	71,750
Total current assets	861,891	854,516

Fixed assets, net	186,572	188,952
Intangible assets, net	16,412	20,460

Total assets	$1,064,875	$1,063,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$144,494	$111,252
Deferred revenue	17,728	16,630
Accrued expenses and other current liabilities	413,185	459,384
Total current liabilities	575,407	587,266

Total liabilities	575,407	587,266

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 64,746,743 shares issued at December 31, 2012 and September 30, 2012, respectively	64,746	64,746
Additional paid-in capital	2,651,342	2,079,583
Related party receivable	(260,298)	(260,298)
Accumulated deficit	(1,766,322)	(1,207,369)
Treasury stock	(200,000)	(200,000)
Total stockholders' equity	489,468	476,662

Total liabilities and stockholders' equity	$1,064,875	$1,063,928

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2012	2011

Advertising and sponsorship revenue	$694,983	$849,195
Subscription and gaming revenue	41,240	43,713
Other revenue	-	4,140
Total revenue	736,223	897,048

Cost of sales	246,959	322,612

Gross Profit	489,264	574,436

Operating expenses:
Selling, general and administrative	470,030	368,974
Employee stock-based compensation	571,759	-
Depreciation and amortization	6,428	4,405
Research and development	-	1,277
Total operating expenses	1,048,217	374,656

Income (loss) from operations	(558,953)	199,780

Net income (loss) before provision for income taxes	(558,953)	199,780
Provision for income taxes	-	(69,923)

Net income (loss)	$(558,953)	$129,857

Income (loss) per common share - basic	$(0.01)	$0.00

Weighted average shares of common stock outstanding - basic	64,746,743	56,939,537

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(558,953)	$129,857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,428	4,405
Employee stock-based compensation	571,759	-
Changes in operating assets and liabilities:
Accounts receivable	50,737	76,250
Related party receivable	-	(32,841)
Prepaid expenses	51,782	15,000
Accounts payable	33,242	12,571
Deferred revenue	1,098	(1,019)
Accrued expenses and other current liabilities	(46,199)	(192,223)
Net cash provided by operating activities	109,894	12,000

Cash flows from investing activities:
Purchase of fixed assets	-	(1,733)
Net cash used in investing activities	-	(1,733)

Net increase in cash	109,894	10,267

Cash and cash equivalents beginning of period	383,546	1,120,677
Cash and cash equivalents at end of period	$493,440	$1,130,944

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in US dollars, have been prepared by Idle Media, Inc. (together with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

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

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts which was $-0- for both years. Accounts receivable balances were of $348,483 and $399,220 as of December 31, 2012 and September 30, 2012, respectively.

Intangible assets

The Company capitalizes the costs related to the purchase of software to be used for operations. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.

The Company capitalizes the costs associated with the development of the Company’s websites pursuant to Accounting Standards Codification (“ASC”) 350. Other costs related to the maintenance of the websites are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of December 31, 2012.

	December 31, 2012	September 30, 2012
Software	$48,572	$48,572
Less: accumulated amortization	(32,160)	(28,112)
Intangible assets, net	$16,412	$20,460

Amortization expense charged to operations was $4,048 and $4,048 for the three months ended December 31, 2012 and 2011, respectively.

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

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC 718, “Compensation – Stock Compensation,” which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share

The Company follows ASC 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the EPS computation. As of December 31, 2012 and 2011, the Company’s common stock equivalents were anti-dilutive.

Concentrations

For the three months ended December 31, 2012, two customers accounted for approximately 32% of sales. As of December 31, 2012, three customers accounted for 71% of the accounts receivable balance. For the three months ended December 31, 2011, three customers accounted for approximately 35% of sales.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. The Company has recognized an income tax expense of $0 for the period ended December 31, 2012 and $69,923 for the period ended December 31, 2011.

Recent pronouncements

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

NOTE 2 – DEFERRED REVENUE

As of December 31, 2012 and September 30, 2012, the Company had deferred revenue of $17,728 and $16,630, respectively. Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net, consisted of the following:

	December 31,	September 30,
	2012	2012
Building	$163,000	$163,000
Computer equipment	31,136	31,136
Less: accumulated deprecation	(7,564)	(5,184)
Property, plant and equipment, net	$186,572	$188,952

Depreciation expense charged to operations was $2,380 and $358 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIAIBILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,	September 31,
	2012	2012
Accrued payroll	$26,819	$45,584
Other accruals	-	27,434
Tax payable	386,366	386,366
Accrued expenses and other current liabilities	$413,185	$459,384

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. No shares of preferred stock have been issued by the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. There were no issuances of common or preferred stock during the reporting period

NOTE 6 – WARRANTS AND OPTIONS

There were no option or warrant grants during this reporting period

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2011, the Company recorded rent for its office space that was paid to the Chief Executive Officer and President of the Company. Monthly rent is $3,000. Rent expense of $9,000 was recorded for the three months ended December 31, 2011. In May 2012, the Company entered into an Agreement of Sale to purchase the office building from the Chief Executive Officer and President of the Company for the independently appraised value of $170,000. The sale closed on September 17, 2012.

As of December 31, 2012 and September 30, 2012, accounts receivable, related party were $260,298 and $260,298, respectively. Accounts receivable, related party consisted of $630,138 in allocated revenues offset by $245,505 in allocated cost of sales and $317,403 in allocated operating expenses; the remaining $193,068 relates to cash paid to Marcus Frasier, the Company's CEO primarily for income tax expenses relating to income generated by DatPiff, respectively. Since Zoeter is considered a related party, the Company has recorded the receivable from Zoeter as a reduction in stockholders’ equity in accordance with ASC 310-10-S99-3 (SAB Topic 4.G) and Rule 5-.02.30 of Regulation S-X.

NOTE 8 – CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Forward-Looking Statements” above and elsewhere in this Report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and with the understanding that our actual future results may be materially different from what we currently expect.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2012 and December 31, 2011

REVENUES AND GROSS MARGINS

Revenues decreased to $736,223 in the three months ended December 31, 2012 from $897,048 in the three months ended December 31, 2011, representing an 18% decrease. The decrease in revenues is mainly as a result of a decrease in advertising sales of $154,212 or 18%, coupled with a decrease in subscription and gaming revenue of $2,473 and other revenue of $4,140 or 6% and 100%, respectively.

Cost of sales decreased $75,653, or 23%, to $246,959 in the three months ended December 31, 2012 from $322,612 for the three months ended December 31, 2011. The decrease in the cost of sales is a result of a decrease in developer expenses offset by increases in server costs and merchant fees.

For the three months ended December 31, 2012 and 2011, gross profit margins were 64% and 64%, respectively.

OPERATING INCOME (LOSS)

Selling, general and administrative expenses increased $101,056, or 27%, to $470,030 for the three months ended December 31, 2012 from $368,974 for the three months ended December 31, 2011. The increase was mainly the result of an increase in advertising and promotion expense and legal and professional fees.

Stock based compensation expense increased $571,759 or 100% in the three months ended December 31, 2012. The increase was the result of options vesting during the three months ended December 31, 2012. The options were granted during the fiscal year ended September 30, 2012 in connection with the employment agreement entered into with the Company’s CEO with a fair market value of $1.686,600.

Depreciation and amortization expense increased $2,023, or 46%, to $6,428 in the three months ended December 31, 2012 from $4,405 for the three months ended December 31, 2011. The increase was the result of additional assets purchased and placed into service during the period.

Research and development expenses decreased $1,277, or 100%, in the three months ended December 31, 2012 from $1,277 for the three months ended December 31, 2011.

The Company had $558,953 in loss from operations in the three months ended December 31, 2012, a decrease of $758,733 or 380%, from income from operations of $199,780 during the three months ended December 31, 2011. The decrease was primarily the result of the decrease of revenue coupled with an increase in general and administrative expenses.

In the three months ended December 31, 2012, the Company generated a net loss of $558,953, a decrease of $688,810, or 530%, from a net income of $129,857 for the three months ended December 31, 2011. This decrease was primarily attributable to an increase in selling, general and administrative expenses coupled with a decrease in revenue as explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $493,440 in cash and cash equivalents, $348,483 in accounts receivable, and $19,968 in prepaid expenses. The following table provides detailed information about our net cash flow for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
Net cash provided by operating activities	$109,894	$12,000
Net cash used in investing activities	-	(1,733)
Net increase/(decrease) in cash	109,894	10,267
Cash and cash equivalents, beginning of period	383,546	1,120,677
Cash and cash equivalents, end of period	$493,440	$1,130,944

OPERATING ACTIVITIES

Net cash provided in operating activities was $109,894 for the three months ended December 31, 2012, as compared to net cash provided by operating activities of $12,000 for the same period in 2011. The increase of cash during the three months ended December 31, 2012 was primarily due to net loss of $558,953 and a decrease from previously reported balances as of September 30, 2012 in accrued expenses of $46,199, offset by a decrease in accounts receivable of $50,737, a decrease in prepaid expenses of $51,782, depreciation adjustments of $6,428, a decrease in deferred revenue of $1,098 and stock based compensation expense of $571,759.

Net cash provided by operating activities was $12,000 for the three months ended December 31, 2011. The increase, from balances reported as of September 30, 2012, in cash during the three months ended December 31, 2011 was due to net income of $129,857 coupled with a decrease in accounts receivable of $76,250, an increase in accounts payable of $12,571, a decrease in deferred revenue of $1,019 and depreciation adjustments of $4,405. These were offset by a decrease in accrued expenses of $192,223.

INVESTING ACTIVITIES

There were no investing activities during the three-month period ended December 31, 2012. Net cash used in investing activities for the three-month period ended December 31, 2011 was $1,733 for the purchase of a fixed asset.

FINANCING ACTIVITIES

There were no financing activities during the three-month periods ended December 31, 2012 or 2011.

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

Management is continuing its review of our internal control over financial reporting as it believes the following material weaknesses, identified in connection with the restatement of our financial statements and described in Amendment No. 5 to our Registration Statement on Form 10 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, each filed with the SEC, still exist: (i) a lack of senior management personnel who have the requisite GAAP experience to prepare financial statements in accordance with GAAP leading to, among other things, incorrectly consolidating Zoeter as a variable interest entity; (ii) failing to maintain an adequate financial reporting organizational structure to separate the revenues, expenses and other financial activities of Zoeter and the Company leading to, among other things, incorrectly allocating and reporting revenues and expenses of Zoeter and the Company.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls or in other factors that could significantly affect these controls, during the first quarter of fiscal year 2013 ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the description of the risk factors associated with our business described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC.

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

IDLE MEDIA, INC.

Date: December 30, 2013	By:	/s/ Marcus Frasier
Marcus Frasier President and Chief Executive Officer

Date: December 30, 2013	By:	/s/ Raphael P. Haddock
Raphael P. Haddock Chief Operating Officer and Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.