Form 10-Q
period 2013-03-31
Idle Media, Inc.
filed 2013-12-30
CIK 1451520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on December 24, 2013 was 60,746,743 shares.

IDLE MEDIA, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

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

as well as other risks, including those set forth in Item 1A “Risk Factors,” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Forward-looking statements may appear throughout this Report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IDLE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$509,993	$383,546
Accounts receivable	238,929	399,220
Prepaid expenses	5,432	71,750

Total current assets	754,354	854,516

Fixed assets, net	183,709	188,952
Intangible assets, net	12,364	20,460

Total assets	$950,427	$1,063,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$107,149	$111,252
Deferred revenue	16,682	16,630
Accrued expenses and other current liabilities	399,469	459,384
Total current liabilities	523,300	587,266

Total liabilities	523,300	587,266

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 64,746,743 shares issued at March 31, 2013 and September 30, 2012, respectively	64,746	64,746
Additional paid-in capital	2,859,376	2,079,583
Related party receivable	(260,298)	(260,298)
Accumulated deficit	(2,036,697)	(1,207,369)
Treasury stock	(200,000)	(200,000)
Total stockholders' equity	427,127	476,662

Total liabilities and stockholders' equity	$950,427	$1,063,928

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012

Advertising and sponsorship revenue	$543,365	$816,215	$1,238,348	$1,650,302
Subscription and gaming revenue	40,020	56,701	81,260	100,414
Other revenue	-	240	-	4,380
Total revenue	583,385	873,156	1,319,608	1,755,096

Cost of sales	213,083	241,373	460,042	563,985

Gross Profit	370,302	631,783	859,566	1,191,111

Operating expenses:
Selling, general and administrative	452,405	565,259	922,435	934,233
Employee stock-based compensation	208,034	-	779,793	-
Depreciation and amortization	6,911	4,587	13,339	8,992
Research and development	-	2,039	-	3,316
Total operating expenses	667,350	571,885	1,715,567	946,541

Income (loss) from operations	(297,048)	59,898	(856,001)	244,570

Other expense:
Other expense	-	(545)	-	(545)
Total other expense	-	(545)	-	(545)

Net income (loss) before provision for income taxes	(297,048)	59,353	(856,001)	244,025
Income tax benefit (expense)	26,673	(18,814)	26,673	(83,449)
Net income (loss)	$(270,375)	$40,539	$(829,328)	$160,576

Income (loss) per common share - basic	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average shares of common stock outstanding - basic	64,746,743	58,483,250	64,746,743	58,483,250

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31,
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(829,328)	$160,576
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,339	8,992
Employee stock-based compensation	779,793	-
Changes in operating assets and liabilities:
Accounts receivable	160,291	125,883
Related party receivable	-	(197,201)
Prepaid expenses	66,318	(27,000)
Accounts payable	(4,103)	(52,251)
Deferred revenue	52	66
Accrued expenses and other current liabilities	(59,915)	(178,564)
Net cash (used in) provided by operating activities	126,447	(159,499)

Cash flows from investing activities:
Purchase of fixed assets	-	(13,448)
Net cash used in investing activities	-	(13,448)

Net increase (decrease) in cash	126,447	(172,947)

Cash and cash equivalents beginning of period	383,546	1,120,677

Cash and cash equivalents at end of period	$509,993	$947,730

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts which was $-0- for both years. Accounts receivable balances were of $238,929 and $399,220 as of March 31, 2013 and September 30, 2012, respectively.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of March 31, 2013.

	March 31, 2013	September 30, 2012
Software	$48,572	$48,572
Less: accumulated amortization	(36,208)	(28,112)
Intangible assets, net	$12,364	$20,460

Amortization expense charged to operations was $8,096 and $8,095 for the six months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013 and 2012, the Company’s common stock equivalents were anti-dilutive.

Concentrations

For the three months ended March 31, 2013, four customers accounted for approximately 48% of sales. As of March 31, 2013, two customers accounted for 62% of the accounts receivable balance. For the three months ended December 31, 2011, three customers accounted for approximately 35% of sales.

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

The Company classifies tax-related penalties and net interest as income tax expense. The Company has recognized an income tax benefit of $26,673 for the period ended March 31, 2013 and $83,449 as an income tax expense for the period ended March 31, 2012.

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

NOTE 2 – DEFERRED REVENUE

As of March 31, 2013 and September 30, 2012, the Company had deferred revenue of $16,682 and $16,630, respectively. Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net, consisted of the following:

	March 31,	September 30,
	2013	2012
Building	$163,000	$163,000
Computer equipment	31,136	31,136
Less: accumulated deprecation	(10,427)	(5,184)
Property, plant and equipment, net	$183,709	$188,952

Depreciation expense charged to operations was $5,243 and $897 for the six months ended March 31, 2013 and 2012, respectively.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIAIBILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	September 31,
	2013	2012
Accrued payroll	$39,776	$45,584
Other accruals	-	27,434
Tax payable	359,693	386,366
Accrued expenses and other current liabilities	$399,469	$459,384

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

There were no option or warrant grants during this reporting period

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2011, the Company recorded rent for its office space that was paid to the Chief Executive Officer and President of the Company. Monthly rent is $3,000. Rent expense of $9,000 was recorded for the three months ended December 31, 2011. In May 2012, the Company entered into an Agreement of Sale to purchase the office building from the Chief Executive Officer and President of the Company for the appraised value of $170,000. The sale closed on September 17, 2012.

As of March 31, 2013 and September 30, 2012, accounts receivable, related party were $260,298 and $260,298, respectively. Accounts receivable, related party consisted of $630,138 in allocated revenues offset by $245,505 in allocated cost of sales and $317,403 in allocated operating expenses; the remaining $193,068 relates to cash paid to Marcus Frasier, the Company's CEO primarily for income tax expenses relating to income generated by DatPiff, respectively. Because Zoeter is considered a related party, the Company has recorded the receivable from Zoeter as a reduction in stockholders’ equity in accordance with ASC 310-10-S99-3 (SAB Topic 4.G) and Rule 502.30 of Regulation S-X.

NOTE 8 – CONTINGENCIES

None.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

REVENUES AND GROSS MARGINS

Revenues decreased $289,772 to $583,385 in the three months ended March 31, 2013 from $873,156 in the three months ended March 31, 2012, representing a 33% decrease. The decrease in revenues is mainly as a result of a decrease in advertising sales of $272,850 or 33%, coupled with a decrease in subscription and gaming revenue of $16,681 and other revenue of $240 or 29% and 100%, respectively.

Cost of sales decreased $28,291, or 12%, to $213,083 in the three months ended March 31, 2013 from $241,373 for the three months ended March 31, 2012. The decrease in the cost of sales is a result of a decrease in developer expenses offset by increases in server costs and merchant fees.

For the three months ended March 31, 2013 and 2012, gross profit margins were 64% and 72%, respectively.

OPERATING LOSS

Selling, general and administrative expenses decreased $112,854, or 20%, to $452,405 for the three months ended March 31, 2013 from $565,259 for the three months ended March 31, 2012. The increase was mainly the result of a decrease in advertising and promotion expense and legal and professional fees.

Stock-based compensation increased $208,034 or 100% in the three months ended March 31, 2013. The increase was the result of options expensed during the three months ended March 31, 2013. The options were granted during the fiscal year ended September 30, 2012 in connection with the employment agreement entered into with the Company’s CEO with a fair market value of $1,686,600.

Depreciation and amortization expense increased $2,323, or 51%, to $6,911 in the three months ended March 31, 2013 from $4,587 for the three months ended March 31, 2012. The increase was the result of additional assets purchased and placed into service during the period.

Research and development expenses decreased $2,039, or 100%, in the three months ended March 31, 2013 from $2,039 for the three months ended March 31, 2012.

The Company had $297,048 in loss from operations in the three months ended March 31, 2013, a decrease of $356,946 or 596%, from the income from operations of $59,898 during the three months ended March 31, 2012. The decrease was primarily the result of the decrease of revenue coupled with an increase in general and administrative expenses.

In the three months ended March 31, 2013, the Company generated a net loss of $270,375, a decrease of $310,914, or 767%, from a net income of $40,539 for the three months ended March 31, 2012. This decrease was primarily attributable to an increase in selling, general and administrative expenses coupled with a decrease in revenue as explained above.

Results of Operations for the Six Months Ended March 31, 2013 and March 31, 2012

REVENUES AND GROSS MARGINS

Revenues decreased $411,954 to $1,319,608 in the six months ended March 31, 2013 from $1,755,096 in the six months ended March 31, 2012, representing a 25% decrease. The decrease in revenues is mainly as a result of a decrease in advertising sales of $411,954 or 25%, coupled with a decrease in subscription and gaming revenue of $19,154 and other revenue of $4,380 or 19% and 100%, respectively.

Cost of sales decreased $103,944 or 18%, to $460,042 in the six months ended March 31, 2013 from $563,985 for the six months ended March 31, 2012. The decrease in the cost of sales is a result of a decrease in developer expenses offset by increases in server costs and merchant fees.

For the six months ended March 31, 2013 and 2012, gross profit margins were 65% and 68%, respectively.

OPERATING LOSS

Selling, general and administrative expenses decreased $11,798 or 1%, to $922,435 for the six months ended March 31, 2013 from $934,233 for the six months ended March 31, 2012. The increase was mainly the result of a decrease in advertising and promotion expense and legal and professional fees.

Stock-based compensation increased $779,793 or 100% in the six months ended March 31, 2013. The increase was the result of options expensed during the six months ended March 31, 2013. The options were granted during the fiscal year ended September 30, 2012 in connection with the employment agreement entered into with the Company’s CEO with a fair market value of $1,686,600.

Depreciation and amortization expense increased $4,346 or 48%, to $13,339 in the six months ended March 31, 2013 from $8,992 for the six months ended March 31, 2012. The increase was the result of additional assets purchased and placed into service during the period.

Research and development expenses decreased $3,316, or 100%, in the six months ended March 31, 2013 from $3,316 for the six months ended March 31, 2012.

The Company had $326,874 in loss from operations in the six months ended March 31, 2013, a decrease of $565,300 or 237%, from the income from operations of $238,426 during the six months ended March 31, 2012. The decrease was primarily the result of the decrease of revenue coupled with an increase in general and administrative expenses.

In the six months ended March 31, 2013, the Company generated a net loss of $829,328, a decrease of $989,904, or 616%, from a net income of $160,576 for the six months ended March 31, 2012. This decrease was primarily attributable to an increase in selling, general and administrative expenses coupled with a decrease in revenue as explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $509,993 in cash and cash equivalents, $238,929 in accounts receivable, and $5,432 in prepaid expenses. The following table provides detailed information about our net cash flow for the six months ended March 31, 2013 and 2012:

	Six months ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$126,447	$(159,499)
Net cash used in investing activities	-	(13,448)
Net increase/(decrease) in cash	126,447	(172,947)
Cash and cash equivalents, beginning of period	383,546	1,120,677
Cash and cash equivalents, end of period	$509,993	$947,730

OPERATING ACTIVITIES

Net cash provided in operating activities was $126,447 for the six months ended March 31, 2013, as compared to net cash used by operating activities of $159,499 for the same period in 2012. The increase of cash during the six months ended March 31, 2013 was primarily due to net loss of $829,328 and a decrease from previously reported balances as of September 30, 2012 in accrued expenses of $59,915, offset by a decrease in accounts receivable of $160,291, a decrease in prepaid expenses of $66,318, depreciation adjustments of $13,339, a decrease in deferred revenue of $52 and stock-based compensation of $779,793.

Net cash used in operating activities was $159,499 for the six months ended March 31, 2012. The decrease, from balances reported as of September 30, 2012, in cash during the six months ended March 31, 2012 was primarily due to net income of $160,576 coupled with a decrease in accounts receivable of $125,883, deferred revenue of $66 and depreciation adjustments of $8,992, offset by an increase in accounts receivable, related party of $197,201, an increase in prepaid expenses of $27,000, a decrease in accrued expenses of $178,564, and a decrease in accounts payable of $52,251.

INVESTING ACTIVITIES

There were no investing activities during the six month period ended March 31, 2013.

Net cash used in investing activities for the six month period ended March 31, 2012 was $13,446 for the purchase of fixed assets.

FINANCING ACTIVITIES

There were no financing activities during the six month periods ended March 31, 2013 or 2012, respectively.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls or in other factors that could significantly affect these controls, during the second quarter of fiscal year 2013 ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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