Form 10-Q
period 2013-06-30
Idle Media, Inc.
filed 2013-12-30
CIK 1451520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

QUARTERLY PERIOD ENDED June 30, 2013

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

PART I – FINANCIAL INFORMATION

IDLE MEDIA, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	September 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$430,000	$383,546
Accounts receivable	261,553	399,220
Prepaid expenses	932	71,750

Total current assets	692,485	854,516

Fixed assets, net	180,847	188,952
Intangible assets, net	8,316	20,460

Total assets	$881,648	$1,063,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$70,655	$111,252
Deferred revenue	14,552	16,630
Accrued expenses and other current liabilities	379,148	459,384
Total current liabilities	464,355	587,266

Total liabilities	464,355	587,266

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 64,746,743 shares issued at June 30, 2013 and September 30, 2012, respectively	64,746	64,746
Additional paid-in capital	2,960,901	2,079,583
Related party receivable	(260,298)	(260,298)
Accumulated deficit	(2,148,056)	(1,207,369)
Treasury stock	(200,000)	(200,000)
Total stockholders' equity	417,293	476,662

Total liabilities and stockholders' equity	$881,648	$1,063,928

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Advertising and sponsorship revenue	$635,208	$972,846	$1,873,556	$2,617,549
Subscription and gaming revenue	30,429	34,933	111,689	135,347
Other revenue	-	-	-	4,380
Total revenue	665,637	1,007,779	1,985,245	2,757,276

Cost of sales	315,661	435,452	775,703	999,437

Gross Profit	349,976	572,327	1,209,542	1,757,839

Operating expenses:
Selling, general and administrative	357,696	636,450	1,280,131	1,570,682
Employee stock-based compensation	101,525	-	881,318	-
Depreciation and amortization	6,910	5,180	20,250	14,172
Research and development	499	-	499	3,316
Total operating expenses	466,630	641,630	2,182,198	1,588,170

Income (loss) from operations	(116,654)	(69,303)	(972,656)	169,669

Net income (loss) before provision for income taxes	(116,654)	(69,303)	(972,656)	169,669
Income tax benefit (provision)	5,297	24,065	31,969	(59,398)
Net income (loss)	(111,357)	(45,238)	(940,687)	110,271

Income (loss) per common share - basic	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average shares of common stock outstanding - basic	64,746,743	58,483,250	64,746,743	58,483,250

The accompanying notes are an integral part of these consolidated financial statements.

IDLE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(940,687)	$110,271
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	20,250	14,172
Employee stock based compensation	881,318	-
Changes in operating assets and liabilities:
Accounts receivable	137,667	96,057
Related party receivable	-	(238,249)
Prepaid expenses	70,818	(7,000)
Accounts payable	(40,598)	(45,121)
Deferred revenue	(2,078)	923
Accrued expenses and other current liabilities	(80,236)	(174,734)
Net cash (used in) provided by operating activities	46,454	(243,681)

Cash flows from investing activities:
Purchase of fixed assets	-	(27,997)
Net cash used in investing activities	-	(27,997)

Cash flows from financing activities:
Deemed distribution to related party	-	(50,000)
Net cash used in financing activities	-	(50,000)

Net increase (decrease) in cash	46,454	(321,678)

Cash and cash equivalents beginning of period	383,546	1,120,677
Cash and cash equivalents at end of period	$430,000	$798,999

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable assumed by related party	$-	$(12,575)

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

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts which was $-0- for both years. Accounts receivable balances were of $261,553 and $399,220 as of June 30, 2013 and September 30, 2012, respectively.

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

	June 30, 2013	September 30, 2012
Software	$48,572	$48,572
Less: accumulated amortization	(40,256)	(28,112)
Intangible assets, net	$8,316	$20,460

Amortization expense charged to operations was $12,143 and $12,143 for the nine months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and 2012, the Company’s common stock equivalents were anti-dilutive.

Concentrations

For the three months ended June 30, 2013, three customers accounted for 43% of sales. For the three months ended June 30, 2012, two customers accounted for approximately 32% of sales. As of June 30, 2013, three customers accounted for 69% of the accounts receivable balance.

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

The Company classifies tax-related penalties and net interest as income tax expense. The Company has recognized an income tax benefit of $5,297 and $31,969 for the three and nine month periods ended June 30, 2013, respectively.

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

NOTE 2 – DEFERRED REVENUE

As of June 30, 2013 and September 30, 2012, the Company had deferred revenue of $14,552 and $16,630, respectively. Deferred revenue is mainly related to subscription revenue which is recognized by the Company over the life of the subscription.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net, consisted of the following:

	June 30, 2013	September 30, 2012
Building	$163,000	$163,000
Computer equipment	31,136	31,136
Less: accumulated deprecation	(13,289)	(5,184)
Property, plant and equipment, net	$180,847	$188,952

Depreciation expense charged to operations was $8,105 and $2,028 for the nine months ended June 30, 2013 and 2012, respectively.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIAIBILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30, 2013	September 31, 2012
Accrued payroll	$24,752	$45,584
Other accruals	-	27,434
Tax payable	354,396	386,366
Accrued expenses and other current liabilities	$379,148	$459,384

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

As of June 30, 2013 and September 30, 2012, accounts receivable, related party were $260,298 and $260,298, respectively. Accounts receivable, related party consisted of $630,138 in allocated revenues offset by $245,505 in allocated cost of sales and $317,403 in allocated operating expenses; the remaining $193,068 relates to cash paid to Marcus Frasier, the Company's CEO primarily for income tax expenses relating to income generated by DatPiff, respectively. Because Zoeter is considered a related party, the Company has recorded the receivable from Zoeter as a reduction in stockholders’ equity in accordance with ASC 310-10-S99-3 (SAB Topic 4.G) and Rule 502.30 of Regulation SX.

NOTE 8 – CONTINGENCIES

On May 7, 2013, the Company received a subpoena from the Denver Regional Office of the SEC seeking information and documents concerning its financial statements, including the restatement of its financial statements in connection with an ongoing SEC investigation of the Company. The Company is cooperating fully with the SEC with respect to its requests.

NOTE 9 – SUBSEQUENT EVENTS

None

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

REVENUES AND GROSS MARGINS

Revenues decreased $342,142 in the three months ended June 30, 2013 from $1,007,779 in the three months ended June 30, 2012, representing a 35% decrease. The decrease in revenues is mainly as a result of a decrease in advertising sales of $337,638 or 35%, coupled with a decrease in subscription and gaming revenue of $4,504 or 13%.

Cost of sales decreased $119,791, or 28%, to $315,661 in the three months ended June 30, 2013 from $435,452 for the three months ended June 30, 2012. The decrease in the cost of sales is a result of a decrease in developer expenses offset by increases in server costs and merchant fees.

For the three months ended June 30, 2013 and 2012, gross profit margins were 53% and 57%, respectively.

OPERATING LOSS

Selling, general and administrative expenses decreased $278,254, or 44%, to $357,696 for the three months ended June 30, 2013 from $636,450 for the three months ended June 30, 2012. The decrease was mainly the result of a decrease in advertising and promotion expense and legal and professional fees, and a decrease in server costs.

Stock based compensation expense increased $101,525 or 100% in the three months ended June 30, 2013. The increase was the result of options amortized over the three months ended June 30, 2013. The options were granted during the fiscal year ended September 30, 2012 in connection with the employment agreement entered into with the Company’s CEO with a fair market value of $1,686,600.

Depreciation and amortization expense increased $1,730, or 33%, to $6,910 in the three months ended June 30, 2013 from $5,180 for the three months ended June 30, 2012. The increase was the result of additional assets purchased and placed into service during the period.

The Company had $116,654 in loss from operations in the three months ended June 30, 2013, a decrease of $47,351 or 68%, from the loss from operations of $69,303 during the three months ended June 30, 2012. The increase was primarily the result of the decrease of revenue.

In the three months ended June 30, 2013, the Company generated a net loss of $111,357, a decrease of $66,119, or 146%, from a net loss of $45,238 for the three months ended June 30, 2012. This decrease was primarily attributable to an increase in selling, general and administrative expenses coupled with a decrease in revenue as explained above.

Results of Operations for the Nine Months Ended June 30, 2013 and June 30, 2012

REVENUES AND GROSS MARGINS

Revenues decreased $772,030 in the nine months ended June 30, 2013 from $2,757,276 in the nine months ended June 30, 2012, representing a 28% decrease. The decrease in revenues is mainly as a result of a decrease in advertising sales of $743,992 or 28%, coupled with a decrease in subscription and gaming revenue of $23,658 or 17% and other revenue of $4,380 or 100%.

Cost of sales decreased $223,735 or 22%, to $775,703 in the nine months ended June 30, 2013 from $999,437 for the nine months ended June 30, 2012. The decrease in the cost of sales is a result of a decrease in developer expenses offset by increases in server costs and merchant fees.

For the nine months ended June 30, 2013 and 2012, gross profit margins were 61% and 64%, respectively.

OPERATING INCOME (LOSS)

Selling, general and administrative expenses decreased $290,548 or 18%, to $1,280,134 for the nine months ended June 30, 2013 from $1,570,682 for the nine months ended June 30, 2012. The decrease was mainly the result of a decrease in advertising and promotion expense and legal and professional fees, a decrease in server costs.

  Stock based compensation expense increased $881,318 or 100% in the nine months ended June 30, 2013. The increase was the result of options expense during the nine months ended June 30, 2013. The options were granted during the fiscal year ended September 30, 2012 in connection with the employment agreement entered into with the Company’s CEO with a fair market value of $1,686,600.

Depreciation and amortization expense increased $6,077 or 43%, to $20,249 in the nine months ended June 30, 2013 from $14,172 for the nine months ended June 30, 2012. The increase was the result of additional assets purchased and placed into service during the period.

Research and development expenses decreased $2,817, or 85%, in the nine months ended June 30, 2013 from $3,316 for the nine months ended June 30, 2012.

The Company had $972,656 in loss from operations in the nine months ended June 30, 2013, a decrease of $1,142,325 or 673%, from the income from operations of $169,669 during the nine months ended June 30, 2012. The decrease was primarily the result of the decrease of revenue coupled with an increase in general and administrative expenses.

In the nine months ended June 30, 2013, the Company generated a net loss of $940,687, a decrease of $1,050,958, or 953%, from a net income of $110,271 for the nine months ended June 30, 2012. This decrease was primarily attributable to an increase in selling, general and administrative expenses coupled with a decrease in revenue as explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $430,000 in cash and cash equivalents, $261,553 in accounts receivable, and $932 in prepaid expenses. The following table provides detailed information about our net cash flow for the nine months ended June 30, 2013 and 2012:

	Nine months ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$46,454	$(243,681)
Net cash used in investing activities	-	(27,997)
Net cash used in financing activities	-	(50,000)
Net increase/(decrease) in cash	46,454	(321,678)
Cash and cash equivalents, beginning of period	383,546	1,120,677
Cash and cash equivalents, end of period	$430,000	$798,999

OPERATING ACTIVITIES

Net cash provided in operating activities was $46,454 for the nine months ended June 30, 2013, as compared to net cash used by operating activities of $243,681 for the same period in 2012. The increase of cash during the nine months ended June 30, 2013 was primarily due to net loss of $940,687 and a decrease from September 30, 2012 in accrued expenses of $80,236, offset by a decrease in accounts receivable of $137,667, a decrease in prepaid expenses of $70,818, depreciation adjustments of $20,249, a decrease in deferred revenue of $2,078 and stock based compensation expense of $881,318.

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

INVESTING ACTIVITIES

There were no investing activities during the nine month period ended June 30, 2013.

For the nine months ended June 30, 2012, net cash used by investing activities was $27,997 due to the purchase of fixed assets.

FINANCING ACTIVITIES

There were no financing activities during the nine month periods ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls or in other factors that could significantly affect these controls, during the third quarter of fiscal year 2013 ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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